Form 10-Q
period 2020-06-30
Electromedical Technologies, Inc
filed 2020-08-14
CIK 1715819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number 000-56192

ELECTROMEDICAL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation)	5047 (Primary Standard Industrial Classification Code Number)	82-2619815 (I.R.S. Employer Identification No.)

16561 N. 92nd Street, Ste. 101
Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

(303) 974-4770

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2). ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 30, 2020, 20,753,851 shares of common stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS

ELECTROMEDICAL TECHNOLOGIES, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$127,076	$-
Accounts receivable	18,688	15,667
Inventories	39,971	24,694
Prepaid expenses and other current assets	68,616	65,831
Total current assets	254,351	106,192

Other assets	65,862	25,580
Property and equipment, net	760,156	771,094
Total assets	$1,080,369	$902,866

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$331,777	$251,162
Credit cards payable	29,437	31,009
Accrued expenses and other current liabilities	266,813	289,791
Customer deposits	116,370	40,120
KISS liability - related party	1,452,545	1,444,761
Convertible promissory notes, net of discount of $110,000	50,000	50,000
Related party notes payable	387,500	105,000
PPP Loan	39,500	-
Notes payable	23,488	59,153
Bank debt, current portion	25,997	25,595
Total current liabilities	2,723,427	2,296,591

Long-term liabilities:
Bank debt, net of current portion	559,768	566,406
Government debt, net of current portion	155,900	-
Related party notes payable	-	213,000
Other liabilities	21,960	11,306
Total liabilities	3,461,055	3,087,303

Commitments and contingencies

Stockholders’ deficit
Series A Preferred Stock, 1,000,000 shares authorized and 500,000 outstanding	355,000	355,000
Common stock, $.00001 par value, 50,000,000 shares authorized; 20,753,851 and 17,900,639 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	205	177
Additional paid-in capital	3,808,306	2,713,087
Accumulated deficit	(6,544,197)	(5,252,701)
Total stockholders’ deficit	(2,380,686)	(2,184,437)
Total liabilities and stockholders’ deficit	$1,080,369	$902,866

See accompanying notes to financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
Net sales	$136,755	$179,891	$351,625	$354,893

Cost of sales	17,995	46,127	82,508	106,208

Gross profit	118,760	133,764	269,117	248,685

Selling, general and administrative expenses	936,669	329,776	1,524,819	1,224,627

Loss from operations	(817,909)	(196,012)	(1,255,702)	(975,942)

Other income (expense)
Interest expense	(14,562)	(11,580)	(29,510)	(24,742)
Change in fair value of related party KISS liability	(7,784)	(13,826)	(7,784)	(39,703)
Other income	-	-	1,500	-
Total other expense	(22,346)	(25,406)	(35,794)	(64,445)

Net loss	$(840,255)	$(221,418)	$(1,291,496)	$(1,040,387)

Weighted average shares outstanding- basic and diluted	20,543,804	16,576,762	19,355,818	16,510,270
Weighted average loss per share- basic and diluted	$(0.04)	$(0.01)	$(0.07)	$(0.06)

See accompanying notes to financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

							Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance, December 31, 2018	$-	-	$162	16,320,823	$1,447,960	$(3,508,362)	$(2,060,240)

Issuance of common stock for cash	-	-	1	104,506	79,999	-	80,000

Shares issued for consulting services	-	-	1	150,000	106,500	-	106,501
						-
Shares issued for software development services	-	-	-	50,000	35,500	-	35,500

Stock-based compensation	-	-	-	-	513,644	-	513,644

Net loss	-	-	-	-	-	(818,969)	(818,969)

Balance, March 31, 2019	$-	-	$164	16,625,329	$2,183,603	$(4,327,331)	$(2,143,564)

Issuance of common stock for cash	-	-	-	-	-	-	-

Shares issued for consulting services	-	-	1	43,461	30,855	-	30,856

Stock-based compensation	-	-	-	-	40,688	-	40,688

Net loss	-	-	-	-	-	(221,418)	(221,418)

Balance, June 30, 2019	$-	-	$165	16,668,790	$2,255,146	$(4,548,749)	$(2,293,438)

See accompanying notes to financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

							Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance, December 31, 2019	$355,000	500,000	$177	17,900,639	$2,713,087	$(5,252,701)	$(2,184,437)

Shares issued in conjunction with vendor settlement	-	-	-	10,355	7,352	-	7,352

Shares issued for consulting services	-	-	6	600,000	289,994	-	290,000

Stock-based compensation	-	-	-	-	5,265	-	5,265

Net loss	-	-	-	-	-	(451,241)	(451,241)

Balance, March 31, 2020	$355,000	500,000	$183	18,510,994	$3,015,698	$(5,703,942)	$(2,333,061)

Shares issued in conjunction with convertible promissory note	-	-	1	100,000	42,968	-	42,969

Beneficial conversion feature in conjunction with convertible promissory note	-	-	-	-	8,800	-	8,800

Shares issued to employee for services	-	-	20	2,000,000	599,980	-	600,000

Warrant issued for services	-	-	-	-	37,149	-	37,149

Warrant issued in conjunction with convertible promissory note	-	-	-	-	48,231	-	48,231

Issuance of common stock for cash	-	-	1	142,857	49,999	-	50,000

Stock-based compensation	-	-	-	-	5,481	-	5,481

Net loss	-	-	-	-	-	(840,255)	(840,255)

Balance, June 30, 2020	$355,000	500,000	$205	20,753,851	$3,808,306	$(6,544,197)	$(2,380,686)

See accompanying notes to financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

	2020	2019
Cash flows from operating activities:
Net loss	$(1,291,496)	$(1,040,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Financing costs on put option liability	-	76,931
Provision for allowance for doubtful accounts	6,052	-
Stock-based compensation expense	937,895	691,689
Depreciation and amortization	10,938	13,519
Change in excess fair value of KISS liability- related party	7,784	39,703
Change in operating assets and liabilities:
Accounts receivable	(9,073)	258
Inventories	(15,277)	(74,500)
Prepaid expenses and other current assets	(2,785)	96,490
Due from Chief Executive Officer	-	(119,103)
Other assets	(40,282)	-
Accounts payable	80,615	43,392
Credit cards payable	(1,572)	(6,638)
Accrued expenses and other current liabilities	(15,626)	77,279
Customer deposits	76,250	(62,151)
Other liabilities	10,654	-
Net cash used in operating activities	(245,923)	(263,518)

Cash flows from financing activities:
Repayments on short-term financing	(35,665)	-
Proceeds from PPP loan	39,500	-
Issuance of convertible promissory note	100,000	-
Repayments on bank debt	(6,236)	(12,021)
Related party notes payable-net	69,500	203,000
Proceeds from government debt	155,900	-
Repayments on notes payable	-	(7,461)
Issuance of common stock for cash- net	50,000	80,000
Net cash provided by financing activities	372,999	263,518

Net increase in cash and cash equivalents	127,076	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$127,076	$-

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$19,404	$14,805
Income taxes	$-	$-

Non-cash investing and financing activities:

Issuance of 50,000 shares of stock and put option liability for prepaid software	$-	$71,200
Shares issued in conjunction with vendor settlement	$7,352	$-
Warrants, common stock and beneficial conversion feature issued in conjunction with convertible promissory note	$100,000	$-

See accompanying notes to financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.	ORGANIZATION AND NATURE OF BUSINESS

Electro Medical Technologies, LLC (“the Company”), was formed in November 2010 as an Arizona limited liability company. In August 2017, the Company converted to a Delaware C Corporation under Electromedical Technologies, Inc. The Company is a bioelectronic engineering company with medical device certifications in the United States (FDA) and Mexico (Cofepris). The Company engineers simple-to-use portable bioelectronics devices, which provide fast and long -lasting pain relief across a broad range of ailments.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The accompanying unaudited financial statements of Electromedical Technologies, Inc. have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Rule 8-03 of Regulation S-X. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These interim financial statements should be read in conjunction with the audited annual financial statements of the Company as of and for the year ended December 31, 2019. The results of operations for the three months and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, certain disclosures at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the financial statements have been prepared on the basis of the most current and best available information. However, actual results from the resolution of such estimates and assumptions may vary from those used in the preparation of the financial statements.

Going Concern

Since inception, the Company has incurred approximately $6.5 million of accumulated net losses. In addition, during the six months ended June 30, 2020, the Company used $245,923 of cash from operations and had a working capital deficit of $2,469,076. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all of its obligations as they come due for the next twelve months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.

As a result, there is significant uncertainty whether the entity will continue as a going concern and, therefore, whether it will realize its assets and settle its liabilities and commitments in the normal course of business and at the amounts stated in the financial statements.

Accordingly, no adjustments have been made to the financial statements relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might be necessary should the entity not continue as a going concern. At this time, management is of the opinion that no asset is likely to be realized for an amount less than the amount at which it is recorded in the financial statements as at June 30, 2020.

Revenue Recognition

The FASB issued Accounting Standards Update (“ASU”) No. 2014-09, codified as ASC 606: Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted ASC 606 effective January 1, 2019 using modified retrospective basis and the cumulative effect was immaterial to the financial statements. In addition, the comparative prior period has not been restated.

Revenues are recognized when performance obligations are satisfied through the transfer of promised goods to the Company’s customers. Control transfers upon shipment of product and when the title has been passed to the customers. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue is recorded net of sales taxes collected from customers on behalf of taxing authorities, allowance for estimated returns, chargebacks, and markdowns based upon management’s estimates and the Company’s historical experience. The Company’s liability for sales return refunds is recognized within other current liabilities, and an asset for the value of inventory which is expected to be returned is recognized within other current assets on the balance sheets. The Company generally allows a 30 day right of return to its customers. As of June 30, 2020, and December 31, 2019, the sales returns allowance was $6,990 and $3,225, respectively.

Certain larger customers pay in advance for future shipments. These advance payments totaled $116,370 and $40,120 at June 30, 2020 and December 31, 2019, respectively, and are recorded as customer deposits in the accompanying balance sheets. Revenue related to these advance payments is recognized upon shipment to the distributor or the end-customer.

At the completion of the initial three-year warranty, the Company sells extended warranties for periods ranging from one to three years. Revenue is recognized on a straight-line basis over the term of the contract. As of June 30, 2020 and December 31, 2019, deferred revenue of $42,111 and $24,177, respectively is recorded in connection with these extended warranties.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts, and the Company generally does not require collateral. As a general policy, the Company determines an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

The Company recorded an allowance for doubtful accounts of $3,287 and $1,000 at June 30, 2020 and December 31, 2019, respectively.

Financial Instruments and Concentrations of Business and Credit Risk

The Company elected early adoption of the Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Liabilities, which eliminates the requirement of the Company to disclose the fair value of its financial instruments as of the balance sheet date. Financial instruments that potentially subject the Company to concentrations of business and credit risks consist of cash and cash equivalents, accounts receivable, and accounts payable.

The Company maintains cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk.

The Company’s accounts receivable, which are unsecured, expose the Company to credit risks such as collectability and business risks such as customer concentrations. The Company mitigates credit risk by investigating the creditworthiness of all customers prior to establishing relationships with them, performing periodic review of the credit activities of those customers during the course of the business relationship, regularly analyzing the collectability of accounts receivables, and recording allowances for doubtful accounts when these receivables become uncollectible. The Company mitigates business risks by attempting to diversify its customer base.

The Company had one significant customer (“Customer B”) for the three months ended June 30, 2020 and one significant customer for the three months ended June 30, 2019 ( “Customer A”), that accounted for approximately 17.8% and 19.4%, respectively, of net sales. Customer A and Customer B accounted for 16.0% and 11.6% of net sales for the six months ended June 30, 2020, respectively. Customer A and Customer B accounted for 19.0% and 11.9% of net sales for the six months ended June 30, 2019, respectively. There were no amounts outstanding from these customers as of June 30, 2020 and December 31, 2019. Amounts due these customers totaled $0 and $3,100 as of June 30, 2020 and December 31, 2019, respectively for commissions and reimbursements. Customer deposits on hand from Customer A totaled approximately $99,840 and $40,120 at June 30, 2020 and December 31, 2019, respectively. The loss of these customers would have a significant impact on the operations and cash flows of the Company.

The Company’s supplier concentrations expose the Company to business risks, which the Company mitigates by attempting to diversify its supply chain. Supplier concentrations consisted of one significant supplier in China (“Supplier A”) that accounted for approximately 63.3% and 52.5% of total net purchases for the three months ended June, 2020 and 2019 and 75.5% and 85.3% for the six months ended June 30, 2020 and 2019. An additional supplier (“Supplier B”), accounted for approximately 22.9% and 22.6% of total net purchases for the three months ended June 30, 2020 and 2019, respectively, and 13.8% and 6.3% for the six months ended June 30, 2020 and 2019, respectively. There were no amounts due these suppliers at both June 30, 2020 and December 31, 2019. The loss of key vendors may have a significant impact on the operations and cash flows of the Company.

The estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies. However, considerable judgment is often required to interpret market data used to develop the estimates of fair value. Accordingly, the estimates presented may not be indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Disclosure of Fair Value

The disclosure requirements within Accounting Standards Codification (ASC) Topic 820-10, Fair Value Measurement, require disclosure of estimated fair values of certain financial instruments. For financial instruments recognized at fair value in the Company’s statements of operations, the disclosure requirements of ASC Topic 820-10 also apply. The methods and assumptions are set forth below:

•	Cash and cash equivalents are carried at cost, which approximates fair value.

•	The carrying amounts of receivables approximate fair value due to their short-term maturities.

•	The carrying amounts of payables approximate fair value due to their short-term maturities.

•	KISS liability-related party is adjusted to fair value based on the value of the Company as a whole using the discounted cash flow method.

Asset and liabilities measured and reported at fair value are classified and disclosed in one of the following categories based on inputs:

Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability

Level 3 — Pricing inputs include significant unobservable inputs used in determining the fair value of investments. The types of investments, which would generally be included in this category include equity securities issued by private entities.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given investment is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

The levels of the fair value hierarchy into which the Company’s assets and liabilities fall as of June 30, 2020 are as follows:

	Level 1	Level 2	Level 3	Total
Liabilities

KISS liability- related party	$-	$-	$1,452,545	$1,452,545

Total fair value	$-	$-	$1,452,545	$1,452,545

The levels of the fair value hierarchy into which the Company’s assets and liabilities fall as December 31, 2019 are as follows:

	Level 1	Level 2	Level 3	Total
Liabilities

KISS liability- related party	$-	$-	$1,444,761	$1,444,761

Total fair value	$-	$-	$1,444,761	$1,444,761

See Note 5 for discussion of the Company’s valuation of the KISS liability- related party.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined based on the first-in, first-out cost flow assumption (“FIFO”) while market is determined based upon the estimated net realizable value less an allowance for selling and distribution expenses and a normal gross profit. The Company evaluates the need for inventory reserves associated with obsolete, slow moving, and non-sellable inventory by reviewing estimated net realizable values on a periodic basis. As of June 30, 2020 and December 31, 2019, the Company believes there are no excess and obsolete inventories and accordingly, did not record an inventory reserve. Inventories consist of purchased finished goods.

Deferred Offering Costs

Costs associated with the Company’s pending S-1 filing totaled $65,862 and $25,580 as of June 30, 2020 and December 31, 2019, respectively, and are included in other assets on the accompanying balance sheets.

Property and Equipment

Property and equipment is recorded at cost and is comprised of a building and office furniture and equipment. The building is depreciated using the straight-line method over the estimated useful life of 40 years. Office furniture and equipment is depreciated using the double-declining method or the straight-line method over the estimated useful lives of 3 to 7 years.

Betterments, renewals, and extraordinary repairs that materially extend the useful life of the asset are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition, if any, is recognized in the accompanying statements of operations.

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360, Property, Plant and Equipment, long-lived assets such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized on long-lived assets when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of the assets. In such cases, the carrying value of these assets are adjusted to their estimated fair values and assets held for sale are adjusted to their estimated fair values less selling expenses.

No impairment losses of long-lived assets were recognized for the three and six months ended June 30, 2020 and 2019.

Income Taxes

Deferred tax assets as of June 30, 2020 consist of a minor amount of accruals for which the Company will receive the benefit from when paid. The amount is insignificant to the financial statements as of June 30, 2020, for which a full valuation allowance would have been present.

Sales Taxes

FASB ASC Subtopic 605-45, Revenue Recognition – Principal Agent Considerations, provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in the financial statements for each period for which a statement of operations is presented if those amounts are significant. Sales taxes for the three and six month periods ended June 30, 2020 and 2019 were recorded on a net basis. Included in accrued expenses at June 30,2020 and December 31, 2019 is approximately $69,000 and $62,000 respectively, related to sales taxes.

Shipping and Handling Costs

The Company included shipping and handling costs in cost of sales on the accompanying statements of operations for the three and six months ended June 30, 2020 and 2019.

Warranty

The Company warranties the sale of most of its products and records an accrual for estimated future claims. The standard warranty is typically for a period of three years. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The Company recorded a liability as of, June 30, 2020 and December 31, 2019 of $18,546 and $16,183, respectively, and is included in cost of sales in the statements of operations and within accrued expenses and other current liabilities on the accompanying balance sheets.

Advertising

Advertising costs are expensed as incurred. Total advertising expenses amounted to $0 for both the three months and six months ended June 30, 2020 and 2019. Total advertising costs are included in selling, general and administrative expenses on the accompanying statements of operations.

Research and Development Costs

Research and development costs are expensed as incurred. Total research and development costs amounted to $4,000 and $21,081 for the three months ended June 30, 2020 and 2019, respectively. Total research and development costs amounted to $4,000 and $21,081 for the six months ended June 30, 2020 and 2019, respectively Total research and development costs are included in selling, general and administrative expenses on the accompanying statements of operations.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share.  Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. Potentially dilutive securities include convertible notes payable, warrants, stock options and the KISS liability-related party. As all potentially dilutive securities are anti-dilutive as of June 30, 2020 and 2019, diluted net loss per share is the same as basic net loss per share for each period.

COVID-19

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the COVID-19 include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19, and actions taken to mitigate it, have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, COVID-19 has had an adverse effect on our business, including our supply chains and distribution systems. While we are taking diligent steps to mitigate disruptions to our supply chain, we are unable to predict the extent or nature of these impacts at this time to our future financial condition and results of operations.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations and comprehensive loss. A modified retrospective transition approach is required for capital and operating leases existing at the date of adoption, with certain practical expedients available. The Company is currently in the process of evaluating the potential impact of this new accounting guidance, which is effective for the Company beginning on January 1, 2021. The impact is not expected to be significant.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2020	December 31, 2019
Building	$875,000	$875,000
Furniture and equipment	24,987	24,987
	899,987	899,987
Less: accumulated depreciation and amortization	(139,831)	(128,893)
	$760,156	$771,094

Depreciation and amortization expense related to property and equipment was $5,469 and $5,468 for the three months ended June 30, 2020 and 2019, respectively. Depreciation and amortization expense related to property and equipment was $10,938 and $13,519 for the six months ended June 30, 2020 and 2019, respectively. Depreciation and amortization are included in selling, general and administrative expenses on the accompanying statements of operations.

NOTE 4.	NOTES PAYABLE

In May 2018, the Company entered into a note payable with a third- party vendor as payment for an outstanding balance in the amount of $43,692. The note is interest free and requires monthly payments of $5,461 beginning June 15, 2018 with the remaining balance due and payable on December 15, 2018. The Company did not make timely payments as of December 15, 2018 which resulted in interest being accrued on the unpaid balance at a rate of ten percent beginning July 31, 2017. The outstanding balance as of both June 30, 2020 and December 31, 2019 is $18,846.

Interest expense of $7,584 has been accrued in the Company’s balance sheet as of June 30, 2020, of which $469 and $938, respectively, has been recorded in the Company’s statement of operations for the three and six months ended June 30, 2020. Interest expense of $1,025 and $1,520, respectively, has been recorded for the three months and six months ended June 30, 2019.

In October 2019, the Company entered into a future revenue sale agreement. Under the terms of the agreement, the Company agrees to sell $73,336 of its future revenues for a purchase price of $50,500 less transaction fees of $3,115 for a net advance of $47,385. Payments of $375 per day are to be made for principal and interest until the $73,336 is paid in full. The note payable is estimated to be paid in full in 2020. The outstanding balance as of June 30, 2020 and December 31, 2019 is $4,642 and $40,307, respectively.

In April 2020, the Company received $39,500 in payroll protection program loans (“PPP”).  These loans provide for certain funding based on previous employment which in part may be forgivable under certain conditions. The remaining portion needs to be repaid over 2 years with a 6-month moratorium on payments and carry a 1% annual interest rate. These loans require no collateral nor personal guarantees. The Company anticipates that this loan will be forgiven in full.

Convertible Promissory Notes

In May 2018, the Company borrowed $25,000 in conjunction with a convertible promissory note. The note matures in June 2020 and accrues interest at a rate of 8% per annum. The lender has the right at any time to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.71 per share. In October 2019, the lender converted the $25,000 note and unpaid accrued interest of $2,948 into 39,363 shares of common stock. There is no beneficial conversion feature as the conversion price is at fair market value. The proceeds were used for operations.

In December 2019, the Company borrowed $50,000 in conjunction with a convertible promissory note. The note matures in May 2020 and is interest free. The lender has the right at any time to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.71 per share. There is no beneficial conversion feature as the conversion price is at fair market value. The proceeds were used for operations.

In June 2020, the Company borrowed $110,000 in conjunction with an unsecured convertible promissory note from an investor (“Investor”). Proceeds of $100,000 include an original issue discount of $10,000. A one-time charge of 8% will be applied to the principal amount of $110,000 on the Issuance Date to be paid upon maturity. The note matures on December 15, 2020. The lender has the right at any time to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.35 per share. The number of shares of common stock issuable upon conversion of any conversion amount shall be equal to the quotient of dividing the conversion amount by the conversion price of $0.35.

The Company shall at all times reserve and keep available out of its authorized common stock a number of shares equal to at least 5 times the full number of shares of common stock issuable upon conversion of all outstanding amounts under this note, which equals at least 5,000,000.

At any time within the 90 day period immediately following the issuance date, the Company shall have the option, upon 10 business days’ notice to pre-pay the entire remaining outstanding principal amount of this note in cash, provided that (i) the Company shall pay 130% of the outstanding balance, (ii) such amount must be paid in cash on the next business day following such 10 business day notice period, and (iii) the holder of the note may still convert this note pursuant to the terms hereof at all times until such prepayment amount has been received in full.

For a period of 90 days following the Issuance Date, the Company shall not at any time make any Variable Security Issuances (as defined below) to anyone other than Investor without Investor’s prior written consent, which consent may be granted or withheld in Investor’s sole and absolute discretion. “Variable Security Issuance” shall mean any issuance of any security that (i) has or may have conversion rights of any kind, contingent, conditional or otherwise, in which the number of shares that may be issued pursuant to such conversion right varies with the market price of the common Stock, or (ii) is or may become convertible into common Stock (including without limitation convertible debt, debentures, warrants or convertible preferred stock), with a conversion price that varies with the market price of the common stock, even if such security only becomes convertible following an event of default, the passage of time, or another trigger event or condition

Upon the occurrence of any Event of Default (without the need for any party to give any notice or take any other action), the outstanding balance shall immediately and automatically increase to 120% of the outstanding balance immediately prior to the occurrence of the Event of Default (the “Default Sum”). Upon the occurrence of any Event of Default, the note shall become immediately due and payable. In the event of default, the Company would be required to convert the notes at a price of 60% of the lowest trade in the last 25 days prior to default.

In conjunction with the above note, the Company issued 100,000 shares of common stock to the Investor as well as a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrant expires on June 30, 2023.

The common shares and warrants qualified for equity accounting as the warrants did not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The warrants were measured at fair value at the time of issuance and classified as equity.

Each warrant entitles the holder to purchase one share of common stock for $1.00 per share. If held by the initial purchaser of the Private Warrant or certain permitted transferees, the purchase can occur on a cashless basis. The warrants will expire on June 4, 2023 or earlier upon redemption or liquidation.

The Company valued the warrants using the Black-Scholes model and recorded the warrants as a reduction of the note included in the debt discount balance. The following table summarizes the assumptions used in the valuation models to determine the fair value of the warrants:

Fair Value of Common Share	$0.51
Exercise Price	$1.00
Risk Free Rate	0.36%
Expected Life (Yrs.)	3.00
Volatility	95.00%

The common shares were valued at OTC market price on June 4, 2020. Upon valuation of the common shares and the warrants, the Company allocated the values using a relative fair market value approach. The common shares were valued at $42,969 and the warrants were valued at $48,231. The residual value of $8,800 was recorded as a discount associated with the beneficial conversion feature.

	As of June 30,
Convertible note	2020	2019
Principal balance	$110,000	$-
Debt discount balance	(110,000)	-
Net Notes balance	$-	$-
Debt discount is amortized over the term of the note using the straight-line method.

NOTE 5.	KISS LIABILITY- RELATED PARTY

In November 2018, the Company entered into KISS agreement with a related party for a purchase price of $35,000. The purchase price of the KISS agreement is non-interest bearing, matures twelve months from the issuance date in November 2019 and has been recorded as KISS liability- related party in the current liabilities section of the Company’s balance sheet. Upon (a) after the maturity date of November 1, 2019; (b) in the event of a “Next Equity Financing” where the Company sells its preferred shares from which the Company receives not less than $1 million dollars; or, (c) a corporate transaction in which all or substantially all of the Company’s assets are sold, merged or consolidated into another entity, the investor may, at his discretion, convert the principal of the KISS into common shares of Company. The Company’s obligation is to convert the KISS note upon election of the investor. To date, the investor elected to convert one million shares and the Company fulfilled its obligation and is not in default.

(k)              Under the terms of the agreement, the KISS agreement may be converted into a certain amount of “Conversion Shares” at the earlier of the Company’s “Next Equity Financing” or “Corporate Transaction” as defined in the agreement, or at maturity. The Company has calculated the estimated number of conversion shares to be 8,615,091 and 7,298,905 at June 30, 2020 and December 31, 2019, respectively. KISS conversion shares are equal to the quotient obtained by dividing the Conversion Amount by the Conversion Price as defined in the agreement. At June 30, 2020 and December 31, 2019, the Conversion Amount is the purchase price of $30,783 and $35,000, respectively. The conversion price is the quotient resulting from dividing (A) the Valuation Cap by (B) the Fully-Diluted Capitalization immediately prior to the conversion. “Valuation Cap” shall mean (i) US $82,497 for shares converted prior to July 1, 2020 (the “2020 Valuation Cap”)”); (ii) $106,376 for shares converted prior to July 1, 2022 (the “2022 Valuation Cap”) and (iii) US $142,458 for shares converted on or after July 1, 2022.

In October 2019, the related party converted 1,000,000 of the conversion shares at a value of $197,942, which was reclassed to additional paid-in-capital.

The fair market value of the KISS liability- related party at June 30, 2020 and December 31, 2019 is $1,452,545 and $1,444,762, respectively. Changes in fair market value are recorded as other income in the Company’s statements of operations. The change in fair market value for the three months ended June 30, 2020 and 2019, totaled $7,784 and $13,826, respectively. The change in fair market value for the six months ended June 30, 2020 and 2019 totaled $7,784 and $39,703, respectively.

The Company determined the fair value of the KISS liability using the estimated enterprise value of the Company, allocating the percentage of fully diluted pro-rata shares to the value of the KISS liability. The Company will mark to market the liability at each reporting period.

NOTE 6.	LONG-TERM DEBT

Note Payable

In March 2015, the Company entered into an $850,000 note payable (the “Original Note Payable”) with a third-party to finance the purchase of its office building. The Original Note Payable consisted of interest-only payments at 4.5% per annum, payable monthly in arrears. The Original Note Payable was collateralized by a deed of trust in the office building. During 2015, the Company refinanced the Original Note Payable with bank debt and a new note payable (“Note Payable”) for the unpaid principal balance.

The Note Payable, effective December 31, 2015 was issued for a principal amount of $157,000 and personally guaranteed by the Company’s CEO. Interest began accruing on the interest commencement date of January 1, 2018, at 2% per annum, compounded monthly. The unpaid principal balance and accrued interest is due within ten days of the maturity date on December 31, 2020. The outstanding balance on the Note Payable at December 31, 2018 was $157,000. In August 2019, the Company’s CEO personally repaid $100,000 of the note payable to the third-party and was recorded as a reduction of the CEO’s amount due the Company. In October 2019, the lender converted the remaining balance of $57,000 and unpaid accrued interest of $5,373 into 87,849 shares of common stock.

Government Debt

In June 2020, the Company received a $150,000 economic injury disaster loan (“EIDL”). The loan accrues interest at a rate of 3.75% annually and is collateralized by all personal property and intangible assets of the Company. The loan has a 12-month moratorium on payments, after which monthly principal and interest payments of $731 will be made through the maturity date of June 2050.

Bank Debt

In September 2015, the Company entered into a credit agreement for a $700,000 term loan with a financial institution. Payment terms consist of monthly payments in arrears of $3,547 for the first year outstanding. The monthly payment then increases to $4,574 until the term loan matures on September 30, 2025, in which the remaining unpaid principal balance and accrued interest is due. The interest rate for the first year was 1.99% per annum and increased to 4.95% per annum for the remaining life of the term loan. The term loan is collateralized by a deed of trust in the office building. The proceeds were used to purchase a building for which the Company’s operations are located. The net principal balance outstanding on the term loan at June 30, 2020 and December 31, 2019 was $585,765 and $592,001, respectively. The term loan is personally guaranteed by the Company’s CEO.

In March 2020, the Company entered into an agreement with the financial institution to defer its monthly payments for three months through May 2020. Such payments and additional accrued interest have been deferred to the maturity date of the loan.

Related Party Notes Payable

In October 2013, the Company entered in to a $45,000 note payable with an individual related to the Company’s CEO. The proceeds were used for operations. Interest began accruing on the interest commencement date of January 1, 2018, at 2% per annum, compounded monthly. The unpaid principal balance and accrued interest is due within ten days of the maturity date on December 31, 2020. In October 2019, the related party lender converted the principal amount of $44,000 and unpaid accrued interest of $1,592 into 64,215 shares of common stock.

In July 2017, the Company entered a $250,000 promissory note with its CEO. The proceeds were used for operations and Regulation A+ offering costs. The promissory note began accruing interest on the interest commencement date of October 1, 2018 at 2% per annum, compounded monthly. The unpaid principal balance and accrued interest are due within ten days of the maturity date on September 30, 2020. The note payable and accrued interest are deemed paid in full as of December 31, 2019.

The Company entered into additional promissory notes with a related party for $69,500 in the six months ended June 30, 2020, for a total of $387,500 outstanding. All notes mature at various times in 2020 and 2021. Interest will accrue at 10% per annum from the due date thereon until all principal is paid in full. Proceeds from the loans were used for operations.

The long-term debt agreements do not contain any financial covenants.

NOTE 7.	RELATED PARTY TRANSACTIONS

The Company has a promissory note with a related party for $44,000 that was converted into shares of common stock in 2019.

In October 2019, the Company entered into an employment agreement with the Company’s CEO. The terms of the agreement include an annual base salary of $240,000 and a signing bonus of $500,000, as well as discretionary annual bonuses and participation in long-term incentive plans. The signing bonus may be paid in shares of the Company’s common stock. The agreement remains in effect until the earlier of the discharge or resignation of the CEO. In conjunction with the agreement, the $500,000 signing bonus has been accrued and included in selling, general and administrative expenses in the accompanying statement of operations during the year ended December 31, 2019.

During the six months ended June 30, 2020, the Company paid the Company’s CEO $19,240 towards the balance of the 2019 signing bonus. Total amount outstanding at June 30, 2020 and December 31, 2019 is $54,220 and $73,460, respectively.

As of June 30, 2020, the related party paid the Company $15,000 towards future inventory shipments which are recorded as customer deposits in the accompanying balance sheet at June 30, 2020. On July 1, 2020, the related party converted the $15,000 in inventory deposits to a promissory note.. In July 2020, the Company repaid the related party $15,000 towards one of the earlier notes. Total outstanding with the related party is $387,500.

See Notes 5, 6 and 11 for additional related party disclosure.

NOTE 8.	STOCKHOLDERS’ DEFICIT

In January 2020, the Company issued 10,355 shares of common stock to a vendor as settlement for a liability totaling $7,532.

In February 2020, the Company issued 200,000 shares of common stock in conjunction with a twelve-month agreement for consulting services at a value of $102,000 or $0.51 per share. The value of the consulting services has been recorded as selling, general and administrative expenses in the Company’s statement of operations. The fair market value of the shares was determined based the on the Company’s closing price on the date of issuance.

In February 2020, the Company entered into a six- month consulting agreement with a third party. In conjunction with the agreement, the Company issued the third party 400,000 shares of common stock at a value of $188,000 or $0.47 per share, with the option to issue an additional 900,000 shares at the Company’s discretion. The value of the consulting services has been recorded as selling, general and administrative expenses in the Company’s statement of operations. The fair market value of the shares was determined based the on the Company’s closing price on the date of issuance.

In April 2020, the Company issued 2,000,000 shares of common stock to one of its employees as compensation for services provided at a value of $600,000 or $.30 per share. The value of the compensation has been recorded as selling, general and administrative expenses in the Company’s statement of operations.

On May 1, 2020, the Company issued a warrant to a third party to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.52 per share. The warrant is fully vested upon issuance and expires May 1, 2025. Compensation expense of $37,149 has been recorded in selling, general and administrative expenses in the accompanying statement of operations for the six months ended June 30, 2020. The Company utilizes the Black Scholes valuation model which relies on certain assumptions to estimate the warrant’s fair value. The assumptions used in the determination of the fair value of the warrant awarded are provided in the table below.

Assumptions
Expected volatility rate	95%
Expected dividend yield	0%
Average risk-free interest rate	.36%
Expected term years	5.0

In June 2020, the Company received a total of $50,000 from an investor in exchange for 142,857 shares of common stock of the Company at a price of $0.35 per share.

In June 2020, the Company issued 100,000 shares of common stock and a warrant to purchase 250,000 shares of common stock in conjunction with a convertible promissory note (see Note 4).

NOTE 9.	STOCK OPTIONS

The Company recorded stock compensation expense of $5,481 and $40,688 during the three months ended June 30, 2020 and 2019, respectively and $10,946 and $61,769 during the six months ended June 30, 2020 and 2019, respectively. Stock-based compensation is included in selling, general, and administrative expense in the accompanying statements of operations.  Stock-based compensation expense is based on awards ultimately expected to vest. Total unrecognized stock-based compensation cost related to unvested time-based stock options was $14,939 as of June 30, 2020 and is expected to be recognized over a weighted-average period of 12 months.

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual term (years)
Options outstanding at December 31, 2019	445,000	$0.71	2.5

Granted	-	-	-

Exercised	-	-	-

Forfeited	-	-	-

Expired	-	-	-

Options outstanding at June 30, 2020	445,000	$0.71	2.5

Exercisable at June 30, 2020	360,000	$0.71	2.5

Options exercisable and expected to vest at June 30, 2020	445,000	$0.71	2.5

NOTE 10.	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is subject to various loss contingencies and assessments arising in the normal course of the business, some of which relate to litigation, claims, property taxes and sales and use tax or goods and services tax assessments. The Company considers the likelihood of the loss or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss in determining loss contingencies and assessments. An estimated loss contingency or assessment is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management regularly evaluates current information available to them to determine whether such accruals should be adjusted. Based on the information presently available, including discussion with counsel and other consultants, management believes that resolution of these matters will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

NOTE 11.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred through the filing date, which is the date that the financial statements were available to be issued and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements, except as disclosed below.

In July 2020, a related party converted $15,000 in inventory deposits to a promissory note. In addition, the Company repaid the related party $15,000 towards one of its earlier notes payable.

On July 21, 2020 the Company entered into a Note Purchase Agreement (the “Agreement”) with the third party for the sale of a convertible promissory note in the principal amount of $107,500 at a purchase price of $100,000. Proceeds of $90,000 include an original issue discount of $7,500 and legal fees of $10,000. The note matures on July 21, 2021. The lender has the right after January 21, 2021 to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.50 per share. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of eight percent (8%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid.

Pursuant to a financing commitment, on August 4, 2020, the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of a convertible promissory note in the principal amount of $215,000 at a purchase price of $200,000. Proceeds of $200,000 include an original issue discount of $15,000. The note matures on August 4, 2021. The lender has the right after February 4, 2021 to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.50 per share. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of eight percent (8%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid.

The Company may prepay all or any portion of the principal amount and any accrued and unpaid interest on both notes at any time subject to, and with, a 20% prepayment cost being added to the amount of the principal amount and accrued and unpaid interest so prepaid at such time.

On August 6, 2020, the Company received its notice of effectiveness for its S-1 filing from the Securities and Exchange Commission.

On August 10, 2020, the Company issued 900,000 shares of common stock at a price of $2.02 per share to a third party in conjunction with a consulting agreement. (see Note 4).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COVID-19 may impact our business.

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the COVID-19 include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19, and actions taken to mitigate it, have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical areas in which we operate. While it is unknown how long these conditions will last and what the complete financial effect will be to the Company, COVID-19 may have an adverse effect on our business. While we are taking diligent steps to mitigate any possible disruptions to our business, we are unable to predict the extent or nature of these impacts, at this time, to our future financial condition and results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the unaudited condensed financial information and the notes thereto included herein, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto contained in our Registration Statement on Form S-1/A-4 for the Year ended December 31, 2019, as filed on July 20, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the caption “Cautionary Note Regarding Forward-Looking Statements” in this report, as well as under "Part I – Item 1A - Risk Factors" in our Form S-1/A-4 registration statement filed on July 20, 2020, and elsewhere in this Quarterly Report on Form 10-Q. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

Overview and Financial Condition

Going Concern

The Company sustained continued operating losses during the years ended December 31, 2019 and 2018 and during the six months ended June 30, 2020. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classifications of liabilities that may result, should the Company be unable to continue as a going concern.

Management is endeavoring to commence revenue-generating operations. While priority is on generating cash from operations through the sale of the Company’s products, management is also seeking to raise additional working capital through various financing sources, including the sale of the Company’s equity and/or debt securities, which may not be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to continue our business as desired and our operating results will be adversely affected. In addition, any financing arrangement may have potentially adverse effects on us and/or our shareholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing shareholders will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the current holders of our shares of Common Stock.

Results of Operations

The following table sets forth the results of our operations for the three months ended June 30,

	2020	2019
Net Sales	$136,755	$179,891
Cost of goods sold:	17,995	46,127
Gross profit	118,760	133,764
Operating Expenses	936,669	329,776

Loss from operations	(817,909)	(196,012)
Other expense	(22,346)	(25,406)
Net Loss	$(840,255)	$(221,418)

The following table sets forth the results of our unaudited operational results for the six months ended June 30,

	2020	2019
Net Sales	$351,625	$354,893
Cost of Goods Sold	82,508	106,208
Gross profit	269,117	248,685
Operating Expenses	1,524,819	1,224,627
Loss from operations	(1,255,702)	(975,942)
Other expense	(35,794)	(64,445)
Net Loss	$(1,291496)	$(1,040,387)

Operating Results

April 1, 2020 through June 30, 2020 Compared to April 1, 2019 through June 30, 2019

Our sales totaled $136,755 for the three months ended June 30, 2020 and $179,891 for the three months ended June 30, 2019. The decrease of $43,136 or 24% is primarily related to a decrease in units sold, partially offset by an increase in average selling price. The Company’s inability to secure additional inventory contributed to the decline.

Cost of sales and gross margins for the three months ended June 30, 2020 and for the three months ended June 30, 2019 were $17,995 and 87% and $46,127 and 74%, respectively. Our cost of sales consists of the cost of materials and distribution expenses. The increase in gross margin is primarily attributed to an increase in average selling price including pricing to certain distributors. Cost of sales and gross margins are affected by product mix as well as the mix in the level of sales between commissioned agents and distributors.

Selling, general and administrative expenses consist primarily of payroll, commissions, professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $936,669 for the three months ended June 30, 2020 and $329,776 for the three months ended June 30, 2019, an increase of $606,893 or 184%. The change is primarily due an increase in stock-based compensation expense of $570,559, payroll related expenses of $13,953 and consulting and professional fees of $19,813. Stock-based compensation expense in the three months ended June 30, 2020 included $600,000 related to shares issued to an employee for services provided. The increase in payroll related expenses in the three months ended June 30, 2020 is primarily related to the Company CEO’s employment agreement entered in October 2019, partially offset by a decrease in medical insurance premiums and expenses related to a 2019 termination. The increase in consulting and professional fees relates primarily to registration preparation and financing.

As a result of the foregoing, we recorded a net loss of $840,255 for the three months ended June 30, 2020, compared to a net loss of $221,418 for the three months ended June 30, 2019. The increase in net loss is primarily attributed to the increase in selling, general and administrative expenses and decreased gross profit.

January 1, 2020 through June 30, 2020 Compared to January 1, 2019 through June 30, 2019

Our sales totaled $351,625 for the six months ended June 30, 2020 and $354,893 for the six months ended June 30, 2019. The small decrease is primarily related to a decrease in units sold partially offset by an increase in the average selling price of the units sold.

Cost of sales and gross margins for the six months ended June 30, 2020 and for the six months ended June 30, 2019 were $82,508 and 76% and $106,208 and 70%, respectively. Our cost of sales consists of the cost of materials and distribution expenses. The increase in gross margin is primarily attributed to an increase in average selling price including pricing to certain distributors and the release and sale of previously written off inventory. Cost of sales and gross margins are affected by product mix as well as the mix in the level of sales between commissioned agents and distributors.

Selling, general and administrative expenses consist primarily of payroll, commissions, professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $1,524,819 for the six months ended June 30, 2020 and $1,224,627 for the six months ended June 30, 2019, an increase of $300,192 or about 25%. The change is primarily due to increases in stock-based compensation expense of $246,206, payroll related expenses of $59,973, consulting and professional fees of $44,177 and commissions of $10,858, partially offset by put-option financing costs of $75,387. Stock-based compensation expense in the six months ended June 30, 2020 includes $600,000 related to shares issued to an employee for services rendered and $290,000 related to third party consulting agreements. Stock-based compensation expense in the six months ended June 30, 2019 includes $492,563 related to the sale by the Company’s CEO of 693,750 shares of common stock to certain employees at par value. The increase in payroll related expenses in the six months ended June 30, 2020 is primarily related to the Company CEO’s employment agreement entered into in October 2019, partially offset by a decrease in medical insurance premiums and expenses related to a 2019 termination. The increase in consulting and professional fees relates primarily to registration preparation and financing.

As a result of the foregoing, we recorded a net loss of $1,291,496 for the six months ended June 30, 2020, compared to a net loss of $1,040,387 for the six months ended June 30, 2020. The increase in net loss is primarily attributed to the increase in selling, general and administrative expenses and the change in fair value of the Kiss Liability-related party, partially offset by increased gross profit.

Liquidity and Capital Resources

During the six months ended June 30, 2020, our cash and cash equivalents increased by $127,076 reflecting net proceeds from financing activities of $377,999, partially offset by cash used in operations of $245,923. At June 30, 2020, the Company had a working capital deficit of $2,469,076 and cash on hand of $127,706.

Financing Activities

Cash flows from financing activities included proceeds from various borrowings totaling $364,900, proceeds from the sale of common stock totaling $50,000, less payments of $41,901 on existing borrowings. Proceeds from borrowings during the six months ended June 30, 2020 included the following:

Government debt- EIDL loan	$155,900
PPP Loan	$39,500
Convertible Promissory Note	$100,000
Notes payable- related party	$69,500

In April 2020, the Company received $39,500 in payroll protection program loans (“PPP”).  These loans provide for certain funding based on previous employment which in part may be forgivable under certain conditions. The remaining portion needs to be repaid over 2 years with a 6-month moratorium on payments and carry a 1% annual interest rate. These loans require no collateral nor personal guarantees.

On June 4, 2020, the Company borrowed $110,000 in conjunction with an unsecured convertible promissory note from an investor (“Investor”). Proceeds of $100,000 include an original issue discount of $10,000. A one-time charge of 8% will be applied to the principal amount of $110,000 on the Issuance Date to be paid upon maturity. The note matures on December 15, 2020. The lender has the right at any time to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.35 per share. The number of shares of common stock issuable upon conversion of any conversion amount shall be equal to the quotient of dividing the conversion amount by the conversion price of $0.35. In conjunction with the above note, the Company issued 100,000 shares of common stock to the Investor as well as a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrant expires on June 30, 2023.

In June 2020, the Company received a $150,000 economic injury disaster loan (“EIDL”). The loan accrues interest at a rate of 3.75% annually and is collateralized by all personal property and intangible assets of the Company. The loan has a 12-month moratorium on payments, after which monthly principal and interest payments of $731 will be made through the maturity date of June 2050.

On July 21, 2020 the Company entered into a Note Purchase Agreement (the “Agreement”) with the third party for the sale of a convertible promissory note in the principal amount of $107,500 at a purchase price of $100,000. Proceeds of $90,000 include an original issue discount of $7,500 and legal fees of $10,000. The note matures on July 21, 2021. The lender has the right after January 21, 2021 to convert the debt into fully paid and non- assessable shares of  common stock at a price of $0.50 per share. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of eight percent (8%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid.

Pursuant to a financing commitment, on August 4, 2020, the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of a convertible promissory note in the principal amount of $215,000 at a purchase price of $200,000. Proceeds of $200,000 include an original issue discount of $15,000. The note matures on August 4, 2021. The lender has the right after February 4, 2021 to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.50 per share. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of eight percent (8%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid.

On August 6, 2020, the Company received its notice of effectiveness for its S-1 filing from the Securities and Exchange Commission.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely and reliable financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.

As of the quarter ended June 30, 2020, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures, to determine the existence of any material weaknesses or significant deficiencies. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Based on this evaluation, the Company’s management concluded its internal controls over financial reporting were not effective as of June 30, 2020. The ineffectiveness of the Company’s internal control over financial reporting was due to the following identified material weaknesses and significant deficiencies:

Material Weakness

(1) We lack organizational controls designed to allow us to gather, organize, process, maintain and provide our auditor timely documentation concerning our financial records. This material weakness causes us to not be able to provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and effectively close our books in a timely fashion and report to the Commission consistent with its rules and forms.

Significant Deficiency

(a) We do not have an Audit Committee – While not being legally obligated to have an Audit Committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

(b) We do not have procedures in place to update our disclosures to include relevant accounting standards updates.

Changes in Internal Control over Financial Reporting.

Our management will continue to monitor and evaluate the designation, implementation and effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are presently no material pending legal proceedings to which the Company, any executive officer, or any owner of record or beneficially of more than five percent of any class of voting securities is a party, or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February and March 2017, the Company executed a promotion whereby distributors who made purchases during the promotional period would receive credits towards either future purchases of product through September 1, 2017 or shares of stock. Credits totaling $173,955 were earned by such distributors of which $1,010 had been applied against purchases of product. The remaining credit of $172,945 would be satisfied in shares of the Company’s common stock. As of and for the year ended December 31, 2017, an accrual for $170,930 of the amount of the net credits has been recorded as marketing expense in the statement of operations as well as within accrued liabilities on the accompanying balance sheet. The Company recorded the amount as marketing expense as the promotion was provided directly to distributors rather than to end users. In 2018, the Company issued 243,584 common shares to 25 unaffiliated shareholders earned in the 2017 promotional program. The issuances were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. The distributors were “accredited investors” and/or “sophisticated investors” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning their qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to the distributors full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. The distributors acquired the restricted common stock for their own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On December 31, 2017, the Company issued 15,000,000 common shares to Matthew Wolfson (“Wolfson”) for services valued at $697,984. The issuance to Wolfson was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Wolfson was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Wolfson full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Wolfson acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On September 19, 2018, the Company issued 5,000 common shares to Body Tone, a sole proprietorship (“Body Tone”) for $5,000. The issuance to Body Tone was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Body Tone was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Body Tone full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Body Tone acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 31, 2018, the Company issued 100,000 common shares to Gene Taubman (“Taubman”) for $100,000. The issuance to Taubman was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Taubman was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Taubman full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Taubman acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On November 29, 2018, the Company issued 247,565 common shares to EBI (“EBI”) as a settlement for debt valued at 175,771. The issuance to EBI was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. EBI was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to EBI full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. EBI acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 24, 2019, the Company issued 28,169 common shares to Robert L. Hymers, III (“Hymers”) for $20,000. The issuance to Hymers was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Hymers was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 7, 2019, the Company issued 20,000 common shares to Chester W. Hedderman (“Hedderman”) for $20,000. The issuance to Hedderman was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Hedderman was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Hedderman full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Hedderman acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 12, 2019, the Company sold 150,000 common shares to Robert L. Hymers, III (“Hymers”) for services valued at $106,500. The issuance to Hymers was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Hymers was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 28, 2019, the Company sold 21,126 common shares to Robert L. Hymers, III (“Hymers”) for 15,000. The issuance to Hymers was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Hymers was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On March 27, 2019, the Company sold 35,211 common shares to James Hancock (“Hancock”) for $25,000. The issuance to Hancock was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Hancock was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Hancock full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Hancock acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On June 28, 2019, the Company sold 43,461 common shares to Robert L. Hymers, III (“Hymers”) for services valued at $30,857. The issuance to Hymers was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Hymers was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 1, 2019, the Company sold 42,253 common shares to Robert L. Hymers, III (“Hymers”) for $30,000. The issuance to Hymers was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Hymers was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 1, 2019, the Company sold 10,000 shares to PYP Enterprises (“PYP”) for services valued at $7,100. The issuance to PYP was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. PYP was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to PYP full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. PYP acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 1, 2019, the Company sold 10,000 common shares to Brenda Andrews (“Andrews”) for services valued at $7,100. The issuance to Andrews was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Andrews was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning her qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Andrews full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Andrews acquired the restricted common stock for her own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 11, 2019, the Company sold 64,215 common shares to Nikolai Ogorodikov (“Ogorodikov”) for conversion of a note and accrued interest. The issuance to Ogorodikov was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Ogorodikov was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Ogorodikov full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Ogorodikov acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 11, 2019, the Company sold 87,849 common shares to Iakovos Tsakalidis (“Tsakalidis”) for conversion of a note and accrued interest. The issuance to Tsakalidis was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Tsakalidis was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Tsakalidis full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Tsakalidis acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 24, 2019, the Company sold 39,363 common shares to Ben and Carol Howden (“Howden”) for conversion of a note and accrued interest. The issuance to Howden was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Howden was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning their qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Howden full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Howden acquired the restricted common stock for their own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 30, 2019, the Company sold 28,169 common shares to Eyelyn Easson (“Easson”) for settlement of a liability. The issuance to Easson was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Easson was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning her qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Easson full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Easson acquired the restricted common stock for her own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On November 1, 2019, the Company sold 1,000,000 common shares to Donald Steinberg (“Steinberg”) for conversion of KISS note. The issuance to Steinberg was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Steinberg was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Steinberg full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Steinberg acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 23, 2020, the Company sold 10,355 common shares to Tim Manning (“Manning”) for settlement of a liability. The issuance to Manning was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Manning was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Manning full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Manning acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 11, 2020, the Company sold 200,000 common shares to Robert L. Hymers, III (“Hymers”) for services valued at $102,000. The issuance to Hymers was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Hymers was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 27, 2020, the Company sold 400,000 common shares to RedStone Consultants (“RedStone”) for services valued at $188,000. The issuance to RedStone was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. RedStone was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to RedStone full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. RedStone acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 2, 2020, the Company sold 2,000,000 common shares to Petar Gajic (“Gajic”) for services valued at $600,000. The issuance to Gajic was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Gajic was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Gajic full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Gajic acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On June 4, 2020, the Company sold 100,000 common shares to Vista Capital (“Vista”) as original issue discount on debt valued at $51,000. The issuance to Vista was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Vista was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Vista full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Vista acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On June 15, 2020, the Company sold 142,857 common shares to Pro Active Capital (“Pro Active”) for $50,000. The issuance to Pro Active was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Pro Active was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Pro Active full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Pro Active acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

*Included Herewith

**Incorporated by Reference from Registrant’s Form S-1/A filed July 20, 2020.

EXHIBIT NUMBER	EXHIBIT NAME
3.1(a)**	Certificate of Incorporation
3.1(b)**	Amendment to Articles of Incorporation January 9, 2020.
3.1(c)**	Amendment to Articles of Incorporation – Increase of Authorized Common Stock.
3.1(d)**	Amendment to Articles of Incorporation – Designation of Series A Preferred Common Stock.
3.1(e)**	Amendment to Articles – Conversion to C Corporation from LLC.
3.(ii)**	Corporate By-Laws
4**	Amendment to Articles of Incorporation – Designation of Series A Preferred Common Stock.
10(i)**	Material Contract – Matthew Wolfson Employment Contract.
10(ii)**	KISS Agreement, Blue Ridge Enterprises, LLC, July 9, 2019.
10(iii)*	Convertible Promissory Note, JRD Enterprises III, LLC, July 21, 2020
10(iv)*	Convertible Promissory Note, JRD Enterprises III, LLC, August 4, 2020
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2020

ELECTROMEDICAL TECHNOLOGIES INC.

By:	/s/ Matthew Wolfson
Matthew Wolfson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew Wolfson
Matthew Wolfson
Chief Financial Officer
(Principal Financial and Accounting Officer)

