Form 10-Q
period 2020-09-30
Electromedical Technologies, Inc
filed 2020-11-16
CIK 1715819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020.

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

On September 30, 2020, 28,810,348 shares of common stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS

ELECTROMEDICAL TECHNOLOGIES, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$85,477	$-
Accounts receivable	16,841	15,667
Inventories	62,500	24,694
Prepaid expenses and other current assets	209,791	65,831
Total current assets	374,609	106,192

Other assets	85,601	25,580
Property and equipment, net	754,688	771,094
Total assets	$1,214,898	$902,866

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$308,198	$251,162
Credit cards payable	22,531	31,009
Accrued expenses and other current liabilities	254,038	289,791
Customer deposits	64,780	40,120
KISS liability - related party	-	1,444,761
Convertible promissory notes, net of discount of $684,855	86,145	50,000
Related party notes payable	357,500	105,000
PPP Loan	39,500	-
Notes payable	17,846	59,153
Long term debt, current portion	27,236	25,595
Derivative liabilities	194,307	-
Total current liabilities	1,372,081	2,296,591

Long-term liabilities:
Bank debt, net of current portion	553,203	566,406
Government debt, net of current portion	154,991	-
Related party notes payable	-	213,000
Other liabilities	18,794	11,306
Total liabilities	2,099,069	3,087,303

Commitments and contingencies	-	-

Stockholders’ deficit
Series A Preferred Stock, 1,000,000 shares authorized and 500,000 outstanding	355,000	355,000
Common stock, $.00001 par value, 50,000,000 shares authorized; 28,810,348 and 17,900,639 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	286	177
Additional paid-in- capital	7,474,723	2,713,087
Accumulated deficit	(8,714,180)	(5,252,701)
Total stockholders’ deficit	(884,171))	(2,184,437)
Total liabilities and stockholders’ deficit	$1,214,898	$902,866

See accompanying notes to financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Net sales	$205,850	$270,128	$557,476	$625,020

Cost of sales	57,383	75,202	139,892	181,409

Gross profit	148,467	194,926	417,584	443,611

Selling, general and administrative expenses	2,243,377	373,402	3,768,196	1,598,029

Loss from operations	(2,094,910)	(178,476)	(3,350,612)	(1,154,418)

Other income (expense)
Interest expense	(52,658)	(10,601)	(82,168)	(35,342)
Change in fair value of related party KISS liability	-	(1,553)	(7,784)	(41,257)
Change in fair value of derivative liabilities	(22,415)	-	(22,415)	-
Other income	-	-	1,500	-
Total other expense	(75,073)	(12,154)	(110,867)	(76,599)

Net loss	$(2,169,983)	$(190,630)	$(3,461,479)	$(1,231,017)

Weighted average shares outstanding- basic and diluted	21,875,068	16,681,043	20,201,697	16,567,820
Weighted average loss per share- basic and diluted	$(0.10)	$(0.01)	$(0.17)	$(0.07)

See accompanying notes to financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(UNAUDITED)

							Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance, December 31, 2018	$-	-	$162	16,320,823	$1,447,960	$(3,508,362)	$(2,060,240)

Issuance of common stock for cash	-	-	1	104,506	79,999	-	80,000

Shares issued for consulting services	-	-	1	150,000	106,500	-	106,501
						-
Shares issued for software development services	-	-	-	50,000	35,500	-	35,500

Stock-based compensation	-	-	-	-	513,644	-	513,644

Net loss	-	-	-	-	-	(818,969)	(818,969)

Balance, March 31, 2019	$-	-	$164	16,625,329	$2,183,603	$(4,327,331)	$(2,143,564)

Issuance of common stock for cash	-	-	-	-	-	-	-

Shares issued for consulting services	-	-	1	43,461	30,855	-	30,856

Stock-based compensation	-	-	-	-	40,688	-	40,688

Net loss	-	-	-	-	-	(221,418)	(221,418)

Balance, June 30, 2019	$-	-	$165	16,668,790	$2,255,146	$(4,548,749)	$(2,293,438)

Issuance of common stock for cash	-	-	-	42,253	30,000	-	30,000

Shares issued for consulting services	-	-	-	20,000	14,200	-	14,200

Stock-based compensation	-	-	-	-	48,428	-	48,428

Net loss	-	-	-	-	-	(190,630)	(190,630)

Balance, September 30, 2019	$-	-	$165	16,731,043	$2,347,774	$(4,739,379)	$(2,391,440)

See accompanying notes to financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(UNAUDITED)

							Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance, December 31, 2019	$355,000	500,000	$177	17,900,639	$2,713,087	$(5,252,701)	$(2,184,437)

Shares issued in conjunction with vendor settlement	-	-	-	10,355	7,352	-	7,352

Shares issued for consulting services	-	-	6	600,000	289,994	-	290,000

Stock-based compensation	-	-	-	-	5,265	-	5,265

Net loss	-	-	-	-	-	(451,241)	(451,241)

Balance, March 31, 2020	$355,000	500,000	$183	18,510,994	$3,015,698	$(5,703,942)	$(2,333,061)

Shares issued in conjunction with convertible promissory note	-	-	1	100,000	42,968	-	42,969

Beneficial conversion feature in conjunction with convertible promissory note	-	-	-	-	8,800	-	8,800

Shares issued to employee for services	-	-	20	2,000,000	599,980	-	600,000

Warrant issued for services	-	-	-	-	85,380	-	85,380

Issuance of common stock for cash	-	-	1	142,857	49,999	-	50,000

Stock-based compensation	-	-	-	-	5,481	-	5,481

Net loss	-	-	-	-	-	(840,255)	(840,255)

Balance, June 30, 2020	$355,000	500,000	$205	20,753,851	$3,808,306	$(6,544,197)	$(2,380,686)

Beneficial conversion feature in conjunction with convertible promissory notes	-	-	-	-	390,000	-	390,000

Conversion of KISS liability- related party shares	-	-	72	7,156,497	1,452,473	-	1,452,545

Shares issued for consulting services	-	-	9	900,000	1,817,991	-	1,818,000

Stock-based compensation	-	-	-	-	5,953	-	5,953

Net loss	-	-	-	-	-	(2,169,983)	(2,169,983)

Balance, September 30, 2020	$355,000	500,000	$286	28,810,348	$7,474,723	$(8,714,180)	$(884,171)

See accompanying notes to financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

	2020	2019
Cash flows from operating activities:
Net loss	$(3,461,479)	$(1,231,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Financing costs on put option liability	-	76,931
Provision for allowance for doubtful accounts	3,765	-
Stock-based compensation expense	2,761,848	754,317
Depreciation and amortization	16,406	18,988
Change in excess fair value of KISS liability- related party	7,784	41,257
Amortization of debt discount	33,038	-
Change in fair value of derivative liabilities	22,415	-
Change in operating assets and liabilities:
Accounts receivable	(4,939)	(2,239)
Inventories	(37,806)	(29,847)
Prepaid expenses and other current assets	(128,960)	105,100
Due from Chief Executive Officer	-	10,256
Other assets	(60,021)	-
Accounts payable	57,036	82,434
Credit cards payable	(8,478)	(9,942)
Accrued expenses and other current liabilities	(28,401)	91,515
Customer deposits	24,660	(95,300)
Other liabilities	7,488	-
Net cash used in operating activities	(795,644)	(187,547)

Cash flows from financing activities:
Repayments on short-term financing	(40,308)	-
Proceeds from PPP loan	39,500	-
Issuance of convertible promissory note	665,000	-
Repayments on bank debt	(12,471)	(17,992)
Related party notes payable-net	24,500	203,000
Proceeds from government debt	155,900	-
Repayments on notes payable	(1,000)	(107,461)
Issuance of common stock for cash- net	50,000	110,000
Net cash provided by financing activities	881,121	187,547

Net decrease in cash and cash equivalents	85,477	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$85,477	$-

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$37,408	$14,805
Taxes	$-	$-
Non-cash investing and financing activities:

Issuance of 50,000 shares of stock and put option liability for prepaid software	$-	$71,200
Shares issued in conjunction with vendor settlement	$7,352	$-
Warrants, common stock and beneficial conversion feature issued in conjunction with convertible promissory note	$490,000	$-
Conversion of Kiss liability-related party to common stock	$1,452,545	$-
Discount in convertible notes payable due to derivative liabilities	$171,892	$-

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

Accounting Method

The accompanying unaudited financial statements of Electromedical Technologies, Inc. have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Rule 8-03 of Regulation S-X per Regulation A requirements. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These interim financial statements should be read in conjunction with the audited annual financial statements of the Company as of and for the year ended December 31, 2019. The results of operations for the three months and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year.

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

Going Concern

Since inception, the Company has incurred approximately $8.7 million of accumulated net losses. In addition, during the nine months ended September 30, 2020, the Company used $795,644 of cash from operations and had a working capital deficit of $997,472. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all of its obligations as they come due for the next twelve months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.

As a result, there is significant uncertainty whether the entity will continue as a going concern and, therefore, whether it will realize its assets and settle its liabilities and commitments in the normal course of business and at the amounts stated in the financial statements.

Accordingly, no adjustments have been made to the financial statements relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might be necessary should the entity not continue as a going concern. At this time, management is of the opinion that no asset is likely to be realized for an amount less than the amount at which it is recorded in the financial statements as at September 30, 2020.

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

Revenues are recognized when performance obligations are satisfied through the transfer of promised goods to the Company’s customers. Control transfers upon shipment of product and when the title has been passed to the customers. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue is recorded net of sales taxes collected from customers on behalf of taxing authorities, allowance for estimated returns, chargebacks, and markdowns based upon management’s estimates and the Company’s historical experience. The Company’s liability for sales return refunds is recognized within other current liabilities, and an asset for the value of inventory which is expected to be returned is recognized within other current assets on the balance sheets. The Company generally allows a 30 day right of return to its customers. As of September 30, 2020, and December 31, 2019, the sales returns allowance was $6,990 and $3,225, respectively.

Certain larger customers pay in advance for future shipments. These advance payments totaled $64,780 and $40,120 at September 30, 2020 and December 31, 2019, respectively, and are recorded as customer deposits in the accompanying balance sheets. Revenue related to these advance payments is recognized upon shipment to the distributor or the end-customer.

At the completion of the initial three-year warranty, the Company sells extended warranties for periods ranging from one to three years. Revenue is recognized on a straight-line basis over the term of the contract. As of September 30, 2020 and December 31, 2019, deferred revenue of $38,796 and $24,177, respectively is recorded in connection with these extended warranties.

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

The Company recorded an allowance for doubtful accounts of $1,000 at both September 30, 2020 and December 31, 2019,

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

The Company had three significant customers (“Customers A, B and C”) for the three months ended September 30, 2020 that accounted for approximately 19.3%, 15.2% and 10.7%, respectively, of net sales, and one significant customer for the three months ended September 30, 2019 (“Customer A”), that accounted for approximately 10.0% of net sales. Customer A and Customer B accounted for 17.2% and 12.9% of net sales for the nine months ended September 30, 2020, respectively. Customer A accounted for 15.1% of net sales for the nine months ended September 30, 2019, respectively. There were no amounts outstanding from these customers as of September 30, 2020 and December 31, 2019. Amounts due these customers totaled $0 and $3,100 as of September 30, 2020 and December 31, 2019, respectively for commissions and reimbursements. Customer deposits on hand from Customer A totaled approximately $64,780 and $40,120 at September 30, 2020 and December 31, 2019, respectively. The loss of these customers would have a significant impact on the operations and cash flows of the Company.

The Company’s supplier concentrations expose the Company to business risks, which the Company mitigates by attempting to diversify its supply chain. Supplier concentrations consisted of one significant supplier in China (“Supplier A”) that accounted for approximately 86.8% and 80.8% of total net purchases for the three months and nine months ended September 30, 2020 and 0.0% and 81.6% for the three and nine months ended September 30, 2019., respectively. An additional supplier (“Supplier B”), accounted for approximately 100.0% and 11.0% of total net purchases for the three months and nine months ended September 30, 2019, respectively. There were no amounts due these suppliers at both September 30, 2020 and December 31, 2019. The loss of key vendors may have a significant impact on the operations and cash flows of the Company.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined based on the first-in, first-out cost flow assumption (“FIFO”) while market is determined based upon the estimated net realizable value less an allowance for selling and distribution expenses and a normal gross profit. The Company evaluates the need for inventory reserves associated with obsolete, slow moving, and non-sellable inventory by reviewing estimated net realizable values on a periodic basis. As of September 30, 2020 and December 31, 2019, the Company believes there are no excess and obsolete inventories and accordingly, did not record an inventory reserve. Inventories consist of purchased finished goods.

Deferred Offering Costs

Costs associated with the Company’s S-1 filings totaled $85,601 and $25,580 as of September 30, 2020 and December 31, 2019, Such costs are included in other assets on the accompanying balance sheets as of September 30, 2020 and December 31, 2019.

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

No impairment losses of long-lived assets were recognized for the nine months ended September 30, 2020 and 2019.

Income Taxes

Deferred tax assets as of September 30, 2020 consist of an amount insignificant to the financial statements as of September 30, 2020, for which a full valuation allowance would have been present.

Sales Taxes

FASB ASC Subtopic 605-45, Revenue Recognition – Principal Agent Considerations, provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in the financial statements for each period for which a statement of operations is presented if those amounts are significant. Sales taxes for the three and nine month periods ended September 30, 2020 and 2019 were recorded on a net basis. Included in accrued expenses at September 30,2020 and December 31, 2019 is approximately $70,000 and $62,000 respectively, related to sales taxes.

Shipping and Handling Costs

The Company included shipping and handling costs in cost of sales on the accompanying statements of operations for the three months ended September 30, 2020 and 2019 and for the nine months ended September 30, 2020 and 2019.

Warranty

The Company warranties the sale of most of its products and records an accrual for estimated future claims. The standard warranty is typically for a period of three years. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The Company recorded a liability as of, September 30, 2020 and December 31, 2019 of $21,026 and $16,183, respectively, and is included in cost of sales in the statements of operations and within accrued expenses and other current liabilities on the accompanying balance sheets.

Advertising

Advertising costs are expensed as incurred. Total advertising expenses amounted to $0 for both the three months and nine months ended September 30, 2020 and 2019. Total advertising costs are included in selling, general and administrative expenses on the accompanying statements of operations.

Research and Development Costs

Research and development costs are expensed as incurred. Total research and development costs amounted to $0 and $14,529 for the three months ended September 30, 2020 and 2019, respectively. Total research and development costs amounted to $0 and $35,610 for the nine months ended September 30, 2020 and 2019, respectively Total research and development costs are included in selling, general and administrative expenses on the accompanying statements of operations.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share.  Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. Potentially dilutive securities include convertible notes payable, warrants, stock options and the KISS liability-related party. As all potentially dilutive securities are anti-dilutive as of September 30, 2020 and 2019, diluted net loss per share is the same as basic net loss per share for each period.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations and comprehensive loss. A modified retrospective transition approach is required for capital and operating leases existing at the date of adoption, with certain practical expedients available. The Company is currently in the process of evaluating the potential impact of this new accounting guidance, which is effective for the Company beginning on January 1, 2022. The impact is not expected to be significant.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2020	December 31, 2019
Building	$875,000	$875,000
Furniture and equipment	24,987	24,987
	899,987	899,987
Less: accumulated depreciation and amortization	(145,299)	(128,893)
	$754,688	$771,094

Depreciation and amortization expense related to property and equipment was $5,468 for both the three months ended September 30, 2020 and 2019, respectively. Depreciation and amortization expense related to property and equipment was $16,406 and $18,988 for the nine months ended September 30, 2020 and 2019, respectively. Depreciation and amortization are included in selling, general and administrative expenses on the accompanying statements of operations.

NOTE 4.	NOTES PAYABLE

In May 2018, the Company entered into a note payable with a third- party vendor as payment for an outstanding balance in the amount of $43,692. The note is interest free and requires monthly payments of $5,461 beginning June 15, 2018 with the remaining balance due and payable on December 15, 2018. The Company did not make timely payments as of December 15, 2018 which resulted in interest being accrued on the unpaid balance at a rate of ten percent beginning July 31, 2017. The outstanding balance as of September 30, 2020 and December 31, 2019 is 17,846 and $18,846, respectively.

Interest expense of $8,028 has been accrued in the Company’s balance sheet as of September 30, 2020, of which $444 and $1,382, respectively, has been recorded in the Company’s statement of operations for the three months and nine months then ended. Interest expense of $494 and $2,014, respectively, has been recorded for the three months and nine months ended September 30, 2019.

In October 2019, the Company entered into a future revenue sale agreement. Under the terms of the agreement, the Company agrees to sell $73,336 of its future revenues for a purchase price of $50,500 less transaction fees of $3,115 for a net advance of $47,385. Payments of $375 per day are to be made for principal and interest until the $73,336 is paid in full. The outstanding balance as of September 30, 2020 and December 31, 2019 is $0 and $40,307, respectively.

In April 2020, the Company received $39,500 in payroll protection program loans (“PPP”).  These loans provide for certain funding based on previous employment which in part may be forgivable under certain conditions. The remaining portion needs to be repaid over 2 years with a 10-month moratorium on payments and carry a 1% annual interest rate. These loans require no collateral nor personal guarantees. The Company anticipates that this loan will be forgiven in full.

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

In June 2020, the Company borrowed $110,000 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $100,000 include an original issue discount of $10,000. A one-time charge of 8% will be applied to the principal amount of $110,000 on the Issuance Date to be paid upon maturity. The note matures on December 15, 2020. The lender has the right at any time to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.35 per share. The number of shares of common stock issuable upon conversion of any conversion amount shall be equal to the quotient of dividing the conversion amount by the conversion price of $0.35.

In conjunction with the note issued in June 2020, the Company issued 100,000 shares of common stock to the Investor as well as a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrant expires on June 30, 2023.

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

The Company shall at all times reserve and keep available out of its authorized common stock a number of shares equal to at least 5 times the full number of shares of common stock issuable upon conversion of all outstanding amounts under these notes. The Company will at all times reserve at least 5,000,000 shares of common stock for conversion.

The Company shall have the option, under specific terms in each note, to pre-pay the entire remaining outstanding principal amount of this note in cash plus a premium ranging from 20-50%.

Upon the occurrence of any Event of Default (without the need for any party to give any notice or take any other action) for the notes issued in June 2020, the outstanding balance shall immediately and automatically increase to 120% of the outstanding balance immediately prior to the occurrence of the Event of Default (the “Default Sum”). Upon the occurrence of any Event of Default, the note shall become immediately due and payable. In the event of default, the Company would be required to convert the notes at a price of 60% of the lowest trade in the last 25 days prior to default.

In July 2020, the Company borrowed $107,500 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $90,000 include an original issue discount of $7,500 and legal fees of $10,000. The note matures on July 21, 2021. The lender has the right after January 21, 2021 to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.50 per share. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of eight percent (8%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid. A beneficial conversion feature valued at $90,000 has been recorded as a discount on the note.

In August 2020, the Company borrowed $215,000 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $200,000 include an original issue discount of $15,000. The note matures on August 4, 2021. The lender has the right after February 4, 2021 to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.50 per share. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of eight percent (8%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid. A beneficial conversion feature valued at $200,000 has been recorded as a discount on the note.

In August 2020, the Company borrowed $103,000 in conjunction with unsecured convertible promissory notes from an investor. Proceeds of $100,000 include an original issue discount of $3,000. The notes mature on August 11, 2021. The lender has the right for 180 days from the issuance date to convert the debt into fully paid and non- assessable shares of common stock at a price of $1.00 per share. From the period 180 days from issuance to maturity, the lender has the right to convert the debt into fully paid and non-assessable shares of common stock at a price of 63% of market value. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $97,654 at the date of issuance.

In September 2020, the Company borrowed $107,500 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $100,000 include an original issue discount of $7,500. The note matures on September 3, 2021. The lender has the right after March 3, 2021 to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.50 per share. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of eight percent (8%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid. A beneficial conversion feature valued at $100,000 has been recorded as a discount on the note.

In September 2020, the Company borrowed $78,000 in conjunction with unsecured convertible promissory notes from an investor. Proceeds of $75,000 include an original issue discount of $3,000. The notes mature on September 8, 2021. The lender has the right for 180 days from the issuance date to convert the debt into fully paid and non- assessable shares of common stock at a price of $1.00 per share. From the period 180 days from issuance to maturity, the lender has the right to convert the debt into fully paid and non-assessable shares of common stock at a price of 63% of market value. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $74,238 at the date of issuance.

	As of September 30,
Convertible notes	2020	2019
Principal balance	$771,000	$-
Debt discount balance	(684,855)	-
Net Notes balance	$86,145	$-
Debt discount is amortized over the term of the note using the effective interest method.

The beneficial conversion features and derivatives are initially recorded as a discount to the debt and amortized using the effective interest method. During the nine months ended September 30, 2020, $33,038 of debt discount amortization is recorded as interest expense.

NOTE 5.	KISS LIABILITY- RELATED PARTY

On July 6, 2018, the Company entered into KISS agreement with a related party for a purchase price of $35,000. The purchase price of the KISS agreement is non-interest bearing, matured twelve months from the issuance date on July 6, 2019 and was recorded as KISS liability- related party in the current liabilities section of the Company’s balance sheet. Upon (a) after the maturity date of July 6, 2019; (b) in the event of a “Next Equity Financing” where the Company sells its preferred shares from which the Company receives not less than $1 million dollars; or, (c) a corporate transaction in which all or substantially all of the Company’s assets are sold, merged or consolidated into another entity, the investor may, at his discretion, convert the principal of the KISS into common shares of Company. The Company’s obligation is to convert the KISS note upon election of the investor.

(k)              Under the terms of the agreement, the KISS agreement may be converted into a certain amount of “Conversion Shares” at the earlier of the Company’s “Next Equity Financing” or “Corporate Transaction” as defined in the agreement, or at maturity. The Company has calculated the estimated number of conversion shares to be 8,156,497. KISS conversion shares are equal to the quotient obtained by dividing the Conversion Amount by the Conversion Price as defined in the agreement. The conversion price is the quotient resulting from dividing (A) the Valuation Cap by (B) the Fully-Diluted Capitalization immediately prior to the conversion. “Valuation Cap” shall mean (i) US $82,497 for shares converted prior to July 1, 2020 (the “2020 Valuation Cap”)”); (ii) US $106,376 for shares converted prior to July 1, 2022 (the “2022 Valuation Cap”) and (iii) US $142,458 for shares converted on or after July 1, 2022.

In October 2019, the related party converted 1,000,000 of the conversion shares at a value of $197,942, which was reclassed to additional paid-in-capital. On September 23, 2020, the related party converted the remaining shares of 7,156,497 at a value of $1,452,575, which was reclassed to additional paid-in-capital.

The fair market value of the KISS liability- related party at December 31, 2019 is $1,444,762. Changes in fair market value are recorded as other income in the Company’s statements of operations. The change in fair market value for the three months ended September 30, 2020 and 2019, totaled $0 and $1,553 respectively. The change in fair market value for the nine months ended September 30, 2020 and 2019 totaled $7,784 and $41,257, respectively.

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

Bank Debt

In September 2015, the Company entered into a credit agreement for a $700,000 term loan with a financial institution. Payment terms consist of monthly payments in arrears of $3,547 for the first year outstanding. The monthly payment then increases to $4,574 until the term loan matures on September 30, 2025, in which the remaining unpaid principal balance and accrued interest is due. The interest rate for the first year was 1.99% per annum and increased to 4.95% per annum for the remaining life of the term loan. The term loan is collateralized by a deed of trust in the office building. The proceeds were used to purchase a building for which the Company’s operations are located. The net principal balance outstanding on the term loan at September 30, 2020 and December 31, 2019 was $581,145 and $592,001, respectively. The term loan is personally guaranteed by the Company’s CEO.

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

The Company entered into additional promissory notes with a related party for $84,500 and repaid $45,000 of promissory notes in the nine months ended September 30, 2020, for a total of $357,500 outstanding. All notes mature at various times in 2020 and 2021. Interest will accrue at 10% per annum from the due date thereon until all principal is paid in full. Proceeds from the loans were used for operations.

The long-term debt agreements do not contain any financial covenants.

NOTE 7.	DERIVATIVE LIABILITIES

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and shares to be issued were recorded as derivative liabilities on the issuance date.

Based on the various convertible notes described in Note 4. The fair value of applicable derivative liabilities on notes and the change in fair value of derivative liability are as follows for the nine months ended September 30, 2020:

Derivative Liability - Convertible Notes
Balance as of December 31, 2019	$–
Additions during the period	171,892
Change in fair value	22,415
Balance as of September 30, 2020	$194,307

The fair value of the derivative liabilities – convertible notes are estimated using a Black Scholes pricing model with the following assumptions:

Market value of common stock	$0.99-$2.03
Expected volatility	95%
Expected term (in years)	1
Risk-free interest rate	0.36%

NOTE 8.	RELATED PARTY TRANSACTIONS

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

During the nine months ended September 30, 2020, the Company paid the Company’s CEO $27,256 towards the balance of the 2019 signing bonus. Total amount outstanding at September 30, 2020 and December 31, 2019 is $46,204 and $73,460, respectively.

The Company entered into additional promissory notes with a related party for $84,500 and repaid $45,000 of promissory notes in the nine months ended September 30, 2020, for a total of $357,500 outstanding.

See Notes 5, 6 and 12 for additional related party disclosure.

NOTE 9.	STOCKHOLDERS’ DEFICIT

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

In February 2020, the Company entered into a six- month consulting agreement with a third party. In conjunction with the agreement, the Company issued the third party 400,000 shares of common stock at a value of $188,000 or $0.47 per share, with the option to issue an additional 900,000 shares at the Company’s discretion. The value of the consulting services has been recorded as selling, general and administrative expenses in the Company’s statement of operations. The fair market value of the shares was determined based the on the Company’s closing price on the date of issuance. In August 2020, the Company issued the 900,000 shares of common stock in conjunction with the consulting agreement at a value of $1,818,000 or $2.02 per share. The value of the compensation has been recorded in selling, general and administrative expenses in the Company’s statement of operations.

In April 2020, the Company issued 2,000,000 shares of common stock to one of its employees as compensation for services provided at a value of $600,000 or $.30 per share. The value of the compensation has been recorded as selling, general and administrative expenses in the Company’s statement of operations.

On May 1, 2020, the Company issued a warrant to a third party to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.52 per share. The warrant is fully vested upon issuance and expires May 1, 2025. Compensation expense of $37,149 has been recorded in selling, general and administrative expenses in the accompanying statement of operations for the nine months ended September 30, 2020. The Company utilizes the Black Scholes valuation model which relies on certain assumptions to estimate the warrant’s fair value. The assumptions used in the determination of the fair value of the warrant awarded are provided in the table below.

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

NOTE 10.	STOCK OPTIONS

The Company recorded stock compensation expense of $5,953 and $48,429 during the three months ended September 30, 2020 and 2019, respectively and $16,899 and $110,198 during the nine months ended September 30, 2020 and 2019, respectively. Stock-based compensation is included in selling, general, and administrative expense in the accompanying statements of operations.  Stock-based compensation expense is based on awards ultimately expected to vest. Total unrecognized stock-based compensation cost related to unvested time-based stock options was $9,425 as of September 30, 2020 and is expected to be recognized over a weighted-average period of 12 months.

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual term (years)
Options outstanding at December 31, 2019	445,000	-

Granted	-	$-

Exercised	-	-

Forfeited		$-

Expired	-	-

Options outstanding at September 30, 2020	445,000	$0.71	2.5

Exercisable at September 30, 2020	360,000	$0.71	2.5

Options exercisable and expected to vest at September 30, 2020	445,000	$0.71	2.5

NOTE 11.	COMMITMENTS AND CONTINGENCIES

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

NOTE 12.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred through the filing date, which is the date that the financial statements were available to be issued and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements, except as disclosed below.

Pursuant to a previous financing commitment entered into September 28, 2020, received on October 1, 2020, the Company borrowed $108,000 in conjunction with unsecured convertible promissory notes from an investor. Proceeds of $100,000 include an original issue discount of $8,000. The notes mature on September 28, 2021. The lender has the right for 180 days from the issuance date to convert the debt into fully paid and non- assessable shares of common stock at a price of 63% of market value. From the period 180 days from issuance to maturity, the lender has the right to convert the debt into fully paid and non-assessable shares of common stock at a price of $1.00 per share. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid.

Pursuant to a financing commitment, on October 22, 2020, the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of a convertible promissory note in the principal amount of $128,000 at a purchase price of $128,000. The note matures on October 22, 2021. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price equal to 65% of the outstanding share price. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid.

Pursuant to a financing commitment, on November 3, 2020, the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of a convertible promissory note in the principal amount of $244,853 at a purchase price of $225,000. Proceeds of $225,000 include an original issue discount of $19,853. The note matures on November 3, 2021. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.50 per share. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of eight percent (8%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid.

In October 2020, the Company received a total of $35,000 from investors in exchange for 70,000 shares of common stock of the Company at a price of $0.50 per share.

On November 6, 2020, the Company issued 65,000 shares of common stock, at a price of $0.91 per share, in conjunction with a consulting agreement.

On November 9, 2020, the Company purchased and returned to treasury stock 87,849 shares of common stock for a purchase price of $36,413.

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

Overview and Financial Condition

Going Concern

The Company sustained continued operating losses during the years ended December 31, 2019 and 2018 and during the nine months ended September 30, 2020. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Results of Operations

The following table sets forth the results of our unaudited operational results for the three months ended September 30,

	2020	2019
Net Sales	$205,850	$270,128
Cost of goods sold:	57,383	75,202
Gross profit	148,467	194,926
Operating Expenses	2,243,377	373,402

Loss from operations	(2,094,910)	(178,476)
Other expense	(75,073)	(12,154)
Net Loss	$(2,169,983)	$(190,630)

The following table sets forth the results of our unaudited operational results for the nine months ended September 30,

	2020	2019
Net Sales	$557,476	$625,020
Cost of Goods Sold	139,892	181,409
Gross profit	417,584	443,611
Operating Expenses	3,768,196	1,598,029
Loss from operations	(3,350,612)	(1,154,418)
Other expense	(110,867)	(76,599)
Net Loss	$(3,461,479)	$(1,231,017)

Operating Results

July 1, 2020 through September 30, 2020 Compared to July 1, 2019 through September 30, 2019

Our sales totaled $205,850 for the three months ended September 30, 2020 and $270,128 for the three months ended September 30, 2019. The decrease of $64,278 or 24% is primarily related to a decrease in units sold, partially offset by an increase in average selling price. The Company’s inability to secure additional inventory contributed to the decline.

Cost of sales and gross margins for the three months ended September 30, 2020 and for the three months ended September 30, 2019 were $57,383 and 72% and $75,202 and 72%, respectively. Our cost of sales consists of the cost of materials and distribution expenses. Cost of sales and gross margins are affected by product mix as well as the mix in the level of sales between commissioned agents and distributors.

Selling, general and administrative expenses consist primarily of payroll, commissions, professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $2,243,377 for the three months ended September 30, 2020 and $373,402 for the three months ended September 30, 2019, an increase of $1,869,975 or 500%. The change is primarily due an increase in stock-based compensation expense of $1,775,524, consulting and professional fees of $121,899, and web related expenses of $15,500, partially offset by a decrease in commissions of $48,998 and payroll related expenses of $14,009.Stock-based compensation expense in the three months ended September 30, 2020 included $1,818,000 related to shares issued to a third party for services provided in conjunction with a consulting agreement. The increase in consulting and professional fees relates primarily to costs associated with operating as a public company. The decrease in commissions is related to a decrease in sales as well as a promotion in the 2019 period that did not occur in 2020.

Interest expense totaled $52,658 for the three months ended September 30, 2020 as compared to $10,601 for the three months ended September 30, 2019. The increase in interest expense relates primarily to interest incurred in conjunction with the convertible notes entered into during 2020. The Company also recorded $22,415 as an adjustment to the fair value of the derivative liabilities related to convertible promissory notes in 2020.

As a result of the foregoing, we recorded a net loss of $2,169,983 for the three months ended September 30, 2020, compared to a net loss of $190,630 for the three months ended September 30, 2019. The increase in net loss is primarily attributed to the increase in selling, general and administrative expenses, decreased gross profit and increase in interest expense.

January 1, 2020 through September 30, 2020 Compared to January 1, 2019 through September 30, 2019

Our sales totaled $557,476 for the nine months ended September 30, 2020 and $625,020 for the nine months ended September 30, 2019. The decrease is primarily related to a decrease in units sold.

Cost of sales and gross margins for the nine months ended September 30, 2020 and for the nine months ended September 30, 2019 were $139,892 and 75% and $181,409 and 71%, respectively. Our cost of sales consists of the cost of materials and distribution expenses. The increase in gross margin is primarily attributed to an increase in average selling price including pricing to certain distributors and the release and sale of previously written off inventory. Cost of sales and gross margins are affected by product mix as well as the mix in the level of sales between commissioned agents and distributors.

Selling, general and administrative expenses consist primarily of payroll, commissions, professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $3,768,196 for the nine months ended September 30, 2020 and $1,598,029 for the nine months ended September 30, 2019, an increase of $2,170,167 or about 136%. The change is primarily due to increases in stock-based compensation expense of $2,021,925, payroll related expenses of $44,791 and consulting and professional fees of $170,726, partially offset by put-option financing costs of $75,387 and commissions of $38,140. Stock-based compensation expense in the nine months ended September 30, 2020 includes $600,000 related to shares issued to an employee for services rendered and $2,154,192,000 related to third party consulting agreements. Stock-based compensation expense in the nine months ended September 30, 2019 includes $492,563 related to the sale by the Company’s CEO of 693,750 shares of common stock to certain employees at par value and $239,438 related to third party consulting agreements. The increase in payroll related expenses in the nine months ended September 30, 2020 is primarily related to the Company CEO’s employment agreement entered into in October 2019, partially offset by a decrease in medical insurance premiums and expenses related to a 2019 termination. The increase in consulting and professional fees relates primarily to costs associated with operating as a public company. The decrease in commissions is related to a decrease in sales as well as a promotion in the 2019 period that did not occur in 2020.

As a result of the foregoing, we recorded a net loss of $3,461,479 for the nine months ended September 30, 2020, compared to a net loss of $1,231,017 for the nine months ended September 30, 2019. The increase in net loss is primarily attributed to the increase in selling, general and administrative expenses, decreased gross profit and interest expense, partially offset by the change in fair value of the Kiss Liability-related party.

Liquidity and Capital Resources

During the nine months ended September 30, 2020, our cash and cash equivalents increased by $85,477 reflecting net proceeds from financing activities of $881,221, partially offset by cash used in operations of $795,644. At September 30, 2020, the Company had a working capital deficit of $997,472 and cash on hand of $85,477.

Operating Activities

The increase in cash flows used in operating activities is primarily the result of increased costs related to public Company operations, including costs associated with the Company’s S-1 filing, the decrease in gross profit and increased interest expense.

Financing Activities

Cash flows provided from financing activities totaled $881,121 for the nine months ended September 30, 2020 as compared to $187,547 for the nine months ended September 30, 2019. The cash flows provided in the 2020 period are primarily the result of the following cash inflows :

$665,000 in net proceeds from convertible promissory notes

$155,900 in net proceeds from government debt

$39,500 in net proceeds from PPP loan

$24,500 in net proceeds from related party loans

$50,000 for the issuance of common stock

These cash inflows were partially offset by debt repayments totaling $53,779

The details of the convertible promissory notes are as follows:

In June 2020, the Company borrowed $110,000 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $100,000 include an original issue discount of $10,000.

In July 2020, the Company borrowed $107,500 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $90,000 include an original issue discount of $7,500 and legal fees of $10,000

In August 2020, the Company borrowed $215,000 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $200,000 include an original issue discount of $15,000.

In August 2020, the Company borrowed $103,000 in conjunction with unsecured convertible promissory notes from an investor. Proceeds of $100,000 include an original issue discount of $3,000.

In September 2020, the Company borrowed $107,500 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $100,000 include an original issue discount of $7,500.

In September 2020, the Company borrowed $78,000 in conjunction with unsecured convertible promissory notes from an investor. Proceeds of $75,000 include an original issue discount of $3,000.

In conjunction with the note issued in June 2020, the Company issued 100,000 shares of common stock to the Investor as well as a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrant expires on June 30, 2023.

From October 1, 2020 through November 10, 2020, the Company entered into convertible notes totaling $480,853 with net proceeds of $453,000.

In October 2020, the Company received a total of $35,000 from investors in exchange for 70,000 shares of common stock of the Company at a price of $0.50 per share.

On November 6, 2020, the Company issued 65,000 shares of common stock, at a price of $0.91 per share, in conjunction with a consulting agreement.

On November 9, 2020, the Company purchased and returned to treasury stock 87,849 shares of common stock for a purchase price of $36,413.

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

As of the quarter ended September 30, 2020, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures, to determine the existence of any material weaknesses or significant deficiencies. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Based on this evaluation, the Company’s management concluded its internal controls over financial reporting were not effective as of September 30, 2020. The ineffectiveness of the Company’s internal control over financial reporting was due to the following identified material weaknesses and significant deficiencies:

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

On November 6, 2020 we issued 65,000 restricted common shares in exchange for consulting services. The sale was made in reliance on the exemption from registration provided by Section 4.2 of the Securities Act. The beneficial owner was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its respective qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to the beneficial owner full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. The beneficial owner acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

*Included Herewith

**Incorporated by Reference from Registrant’s Form S-1/A filed July 20, 2020.

EXHIBIT NUMBER	EXHIBIT NAME
3.1(a)**	Certificate of Incorporation
3.1(b)**	Amendment to Articles of Incorporation January 9, 2020.
3.1(c)**	Amendment to Articles of Incorporation – Increase of Authorized Common Stock.
3.1(d)**	Amendment to Articles of Incorporation – Designation of Series A Preferred Common Stock.
3.1(e)**	Amendment to Articles – Conversion to C Corporation from LLC.
3.(ii)**	Corporate By-Laws
4**	Amendment to Articles of Incorporation – Designation of Series A Preferred Common Stock.
10(i)**	Material Contract – Matthew Wolfson Employment Contract.
10(ii)**	KISS Agreement, Blue Ridge Enterprises, LLC, July 9, 2019.
10(iii)	Convertible Promissory Note, JRD Enterprises III, LLC, July 21, 2020; Incorporated by reference from Form 10-Q for the quarter ended June 30, 2020, filed August 14, 2020.
10(iv)	Convertible Promissory Note, JRD Enterprises III, LLC, August 4, 2020; Incorporated by reference from Form 10-Q for the quarter ended June 30, 2020, filed August 14, 2020.
10(v)*	Convertible Promissory Note, JSJ Investments, Inc., September 28, 2020, as completed October 1, 2020.
10(vi)*	Convertible Promissory Note, Redstart Holdings Corp., October 22, 2020.
10(vii)*	Convertible Promissory Note, JR-HD Enterprises, III, LLC, November 3, 2020
10(viii)*	Settlement Agreement, Iakovos Tsakalidis, November 6, 2020
31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2020

ELECTROMEDICAL TECHNOLOGIES INC.

By:	/s/ Matthew Wolfson
Matthew Wolfson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew Wolfson
Matthew Wolfson
Chief Financial Officer
(Principal Financial and Accounting Officer)

