Form 10-K
period 2020-12-31
Electromedical Technologies, Inc
filed 2021-03-30
CIK 1715819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

Or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                           to

Commission File Number 000-56192

ELECTROMEDICAL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation)	5047 (Primary Standard Industrial Classification Code Number)	82-2619815 (I.R.S. Employer Identification No.)

16561 N. 92nd Street, Ste. 101
Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

  (888) 880-7888

(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2). ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common equity held by non-affiliates of the Registrant as of December 31, 2020 was approximately $1,528,372.

As at December 31, 2020, and March 29, 2021, 27,175,800 and 30,379,033 shares of common stock, par value $0.00001, were issued and outstanding respectively.

PART I.

ITEM 1. BUSINESS

This annual report on Form 10-K (including, but not limited to, the following disclosures regarding our Business) contains forward looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this annual report on Form 10-K. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

Forward-looking statements in this annual report on Form 10-K reflect our good faith judgment based on facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this annual report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this annual report on Form 10-K, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Company Background

The Company was formed in Nevada in August 30, 2002 as IntelSource Group, Inc. and began operations in 2003. In 2007, IntelSource Group, Inc. merged with ElectroMedical Technologies, LLC. The Company began acting as Electro Medical Technologies, LLC, an Arizona limited liability company on November 9, 2010 after the merger with ElectroMedical Technologies, LLC, a Nevada Company. The Company converted to a corporation in the State of Delaware on August 23, 2017.

Electromedical Technologies is a bioelectronics manufacturing and marketing company. We offer U.S. Food and Drug Administration (FDA) cleared medical devices for pain management.

Bioelectronics is a developing field of “electronic” medicine, which uses electrical impulses over the body’s neural circuitry to try to alleviate pain, without drugs. The human body is controlled by electrical signals sent through the nervous system, which can become distorted after accidents or as a result of disease. The field of bioelectronic medicine aims to safely correct irregularities in the nervous system by modifying the electrical language of the body related to pain relief.

Our mission is to improve global wellness for people suffering from various painful conditions by relieving chronic and acute pain using energy, frequency and vibration as an alternative to pharmaceuticals; and one day, read and modifies electrical signals passing along nerves in the body, to restore long-term health.

Additionally, we have a corporate goal to offer the public effective alternatives to addictive pain-relieving drugs, such as opioids. According to the Society of Actuaries, opioid overdose deaths are now the single largest factor slowing the growth in U.S. life expectancy and has led to stagnation or decreases in life expectancy three years in a row for the first time since 1915–1918, when the country was facing World War I and the Spanish flu pandemic. The U.S. Centers of Disease Control and Prevention (CDC) has reported that, from 1999 through 2017, nearly 400,000 have died from overdoses from prescription or illicit opioids. It is our aim to offer effective alternatives to pain management.

We believe that we do this by delivering innovative solutions providing fast and long-lasting pain relief across the broadest range of ailments. We engineer simple-to-use bioelectronics therapy devices, which send a proprietary sequence of electrical signals. We believe our devices have proven to be highly effective over the past decade and have the technological capability to be used in medical research.

The Company is publicly traded on the OTCQB Market Tier under the symbol EMED.

Business Overview

Bioelectronics

Electromedical Technologies is a bioelectronics manufacturing and marketing company. We offer U.S. Food and Drug Administration (FDA) cleared medical devices for pain management.

Bioelectronics is a developing field of “electronic” medicine, which uses electrical impulses over the body’s neural circuitry to try to alleviate pain, without drugs. The human body is controlled by electrical signals sent through the nervous system, which can become distorted after accidents or as a result of disease. The field of bioelectronic medicine aims to safely correct irregularities in the nervous system by modifying the electrical language of the body related to pain relief.

Our mission is to improve global wellness for people suffering from various painful conditions by relieving chronic and acute pain using energy, frequency and vibration as an alternative to pharmaceuticals; and one day, read and modifies electrical signals passing along nerves in the body, to restore long-term health. We believe that we do this by delivering innovative solutions providing fast and long-lasting pain relief across the broadest range of ailments. We engineer simple-to-use bioelectronics therapy devices, which send a proprietary sequence of electrical signals. We believe our devices have proven to be highly effective over the past decade and have the technological capability to be used in medical research.

We have a corporate goal to offer the public effective alternatives to addictive pain-relieving drugs, such as opioids. According to the Society of Actuaries, opioid overdose deaths are now the single largest factor slowing the growth in U.S. life expectancy and has led to stagnation or decreases in life expectancy three years in a row for the first time since 1915–1918, when the country was facing World War I and the Spanish flu pandemic The Centers for Disease Control (CDC) reports that overdose deaths involving prescription opioids have quadrupled since 1999 and that drug overdoses now kill more people every year than gun violence or car accidents. From 1999 to 2017, more than 702,000 people have died from a drug overdose. In 2017, more than 70,000 people died from drug overdoses, making it a leading cause of injury-related death in the United States. It is our aim to offer effective nontoxic, noninvasive alternatives to pain management.

We believe that we can provide an opioid-free solution to over 100 million people suffering from chronic and acute pain just in the US market alone. In recent years, we have also focused on the market for U.S. military service veterans, many of which do not have many options other than powerful drugs that can cause side effects when it comes to treating chronic or acute pain. We intend to include a special program that will offer our new POD devices at no upfront cost for the veterans of U.S. armed forces and their immediate families, which according to the Census Bureau, as of 2014, consists of nearly 22 million individuals.

Industry and Regulatory Overview

Medical devices are regulated by the Food and Drug Administration (the “FDA”) in the United States and can be regulated by foreign governments for devices sold internationally. The Company has medical device certifications in the USA (FDA),

The Federal Food, Drug and Cosmetic Act and regulations issued by the FDA regulate testing, manufacturing, packaging, and marketing of medical devices. Under the current regulations and standards, we believe that our devices are subject to general controls, including compliance with labeling and record-keeping rules. In addition, our medical devices require pre-market approval, which for TENS devices can be achieved through a 510(k) premarket notification submission.

Our manufacturing processes and facilities are also subject to regulations, including the FDA’s QSR requirements (formerly Good Manufacturing Practices). These regulations govern the way we manufacture our products and maintain documentation for our manufacturing, testing and control activities. In addition, to the extent we manufacture and sell products abroad, those products are subject to the relevant laws and regulations of those countries.

The labeling of our devices, our promotional activities and marketing materials are regulated by the FDA and various state agencies. Activities that are constrained by these regulations include the marketing of our products for “off-label” usage; that is, recommendations to use our products for purposes other than what is indicated in the labeling. Violations of this requirement may result in administrative, civil or criminal actions against the manufacturer or seller by the FDA or governing state agencies.

An element of our strategy is to continue to upgrade our products, add new features and expand clearance or approval of our current products to new indications. In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or the FDCA, or approval of a premarket approval application, or PMA, from the FDA, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the PMA process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. Our ability to successfully obtain clearance for any new indications will be dependent on us submitting data as to the successful completion of clinical trials evidencing safety and efficacy. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. However, some devices are automatically subject to the PMA pathway regardless of the level of risk they pose because they have not previously been classified into a lower risk class by the FDA. Manufacturers of these devices may request that FDA review such devices in accordance with the de novo classification procedure, which allows a manufacturer whose novel device would otherwise require the submission and approval of a PMA prior to marketing to request down-classification of the device on the basis that the device presents low or moderate risk. If the FDA agrees with the down classification, the applicant will then receive authorization to market the device. This device type can then be used as a predicate device for future 510(k) submissions. We initially received marketing authorization of our device through the de novo classification process, and we have made changes to our system through subsequent 510(k) clearances. The process of obtaining regulatory clearances or approvals, or completing the de novo classification process, to market a medical device can be costly and time consuming, and we may not be able to successfully obtain pre-market reviews on a timely basis, if at all.

Modifications to products that are approved through a PMA application generally require FDA approval. Similarly, certain modifications made to products cleared through a 510(k) or authorized through the de novo classification process may require a new 510(k) clearance. Each of the PMA approval, de novo classification and the 510(k) clearance processes can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, a PMA generally requires the performance of one or more clinical trials.

Despite the time, effort and cost, a device may not be approved or cleared by the FDA. Any delay or failure to obtain necessary regulatory approvals or clearances could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the device, which may limit the market for the device.

Any modifications to our existing products may require new 510(k) clearance; however, future modifications may be subject to the substantially more costly, time-consuming and uncertain PMA process. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could cause our sales to decline.

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including: we may be unable to demonstrate to the FDA’s satisfaction that the product or modification is substantially equivalent to the proposed predicate device or safe and effective for its intended use; the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required; and the manufacturing process or facilities we use may not meet applicable requirements.

Even if granted, a 510(k) clearance, de novo classification, or PMA approval imposes substantial restrictions on how our devices may be marketed or sold, and the FDA continues to place considerable restrictions on our products and operations. For example, the manufacture of medical devices must comply with the FDA’s Quality System Regulation, or QSR. In addition, manufacturers must register their manufacturing facilities, list the products with the FDA, and comply with requirements relating to labeling, marketing, complaint handling, adverse event and medical device reporting, reporting of corrections and removals, and import and export. The FDA monitors compliance with the QSR and these other requirements through periodic inspections. If our facilities or those of our manufacturers or suppliers are found to be in violation of applicable laws and regulations, or if we or our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions: untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties; customer notifications or repair, replacement, refunds, detention or seizure of our products; operating restrictions or partial suspension or total shutdown of production; refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products; withdrawing 510(k) marketing clearances or PMA approvals that have already been granted; refusing to provide Certificates for Foreign Government; refusing to grant export approval for our products; or pursuing criminal prosecution. Any of these sanctions could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands and could have a material adverse effect on our reputation, business, results of operations and financial condition. We may also be required to bear other costs or take other actions that may have a negative impact on our sales and our ability to generate profits.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions, including the Executive Orders, will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

In order to sell our products in member countries of the EEA our products must comply with the essential requirements of the EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with these requirements is a prerequisite to be able to affix the CE Mark to our products, without which they cannot be sold or marketed in the EEA. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the EU Medical Devices Directive, a conformity assessment procedure requires the intervention of an organization accredited by a Member State of the EEA to conduct conformity assessments, or a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the CE Mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

Sales and Marketing

Principal Products and Services

WellnessPro Plus

Our principal product, WellnessPro Plus, is an intelligent and effective bioelectronics therapy prescription device; and is used by consumers and health care professionals to relieve chronic and acute pain. Research studies have shown the efficacy of bioelectronics therapy in the treatment of chronic pain from a variety of ailments including: arthritis, chronic low back pain, fibromyalgia, diabetic neuropathy, Lyme disease, osteoarthritis, and neuropathic pain. This medical device is classified in the FDA as a transcutaneous electrical nerve stimulation (“TENS”) device. We believe, based on consumer and professional testimonials from the past decade that our device has been on the market, that the WellnessPro Plus treats pain conditions faster with longer-lasting relief, compared to lower cost conventional TENS devises. We attribute this in part to our proprietary algorithm and technology that we call the “DeepPulse.” With the DeepPulse there are close to one million frequency ranges to choose from to help prevent accommodation. The device can also generate micro-current stimulation to mimic the body’s own electric signals

The device sends a proprietary sequence of electrical signals that change at various times, preventing accommodation (where the body adapts to specific treatments, diminishing treatment effectiveness). Also, our proprietary DeepPulse pre-modulation technology allows signals to penetrate deeper into affected areas, which we believe produces faster, longer-lasting pain relief. Additionally, our micro-current mode delivers signals, which naturally mimic the body's signals, triggering the body's own natural ability to relieve pain via "endorphin release" and accelerating the ION pump exchange. This allows for reduction of pain, increased microcirculation and oxygenation of red blood cells, which in turn helps the body de-stress from pain and trigger natural, healthy processes necessary for better health.

WellnessPro POD and Wellness ION Pen

We are planning to bring two new products to market – extending the Wellness Product line: the WellnessPro POD, our first wearable product, and the Wellness ION Pen. We believe that the WellnessPro POD represents an exciting product line expansion as a “clinical-grade” wearable device, that is intended to treat chronic pain, PTSD, anxiety, depression and insomnia. We intend to sell this device over-the-counter; however, some modalities on this device may only be provided with a prescription. Our target market for the WellnessPro POD is chronic pain sufferers, which is estimated to be 100 million individuals in the United States alone. We intend to focus on various segments in this market, including veterans of U.S. armed forces, which according to the Census Bureau, as of 2014, consists of nearly 22 million individuals. Our goal is to educate the medical community of the benefits of "natural", non-invasive, non-toxic pain relief and for the WellnessPro POD to be an initial choice for practitioners to prescribe separately or in conjunction with pain medication.

Both of these new products will integrate with the WellnessPro Plus to leverage the engineering breakthroughs and intellectual property found in the WellnessPro Plus, and yet will still function as standalone devices.

WellnessPro POD

•	The WellnessPro POD is a compact “clinical-grade” wearable intended to keep pace with the evolution in pain management across practice segments, which will expand the range of treated modalities from chronic and acute pain to include PTSD, anxiety, depression and insomnia.

Wellness ION Pen

•	The Wellness ION Pen is a unique interferential cold laser used to deliver targeted frequency stimulation. This therapeutic laser, which we intend to sell over-the-counter, will deliver expanded wavelengths relative to comparable lasers combined with micro-stimulation. We believe this will improve circulation and tissue healing and reduce inflammation and pain. The Wellness ION Pen will also have cosmetic applications for skin issues

Market

The Wellness line of products is intended for anyone living with pain caused by various medical conditions or trauma, or who is battling pharmaceutical (e.g., opioid) dependency or addiction. The products can be purchased directly by consumers or used by healthcare practitioners, including:

•	Chiropractors;
•	Physiotherapists;
•	Pain management doctors and clinicians;
•	Natural medicine doctors;
•	Sports medicine doctors; and
•	Athletic trainers.

According to information provided by the American Academy of Pain Medicine, at least 100 million Americans suffer from chronic pain, not including acute pain for children. We believe that Electromedical represents a tested, proven solution for different segments of the population.

We plan to address these individuals directly as well as through their healthcare providers. There are approximately 77,000 chiropractors and 123,000 physiotherapists in the United States. Combined, over 200,000 healthcare practitioners focused on rehabilitation and pain relief – not to mention practitioners involved in sports medicine, natural medicine and pain management.

In additional we believe there are certain niche markets that our products are well suited to address. As discussed above, we expect that veterans will be the first market for the WellnessPro POD as it addresses the various needs our veteran population is suffering from.

Further, we believe that our products can help provide a solution to the opioid problem. Our current product, the WellnessPro Plus, assists with the recovery from opioid addiction. We believe that the WellnessPro POD will also be highly effective for pain management and relief and could be used as an alternative, or can be prescribed in conjunction with pain medication, to reduce the amount of deaths and addictions due to Opioid abuse and misuse.

Strategy

Electromedical Technologies, for the first fifteen years of its existence, has been fortunate to have grown “organically” without formal sales and marketing programs and investments. We believe this is fundamentally because of the product’s ability to deliver uncommon levels of pain relief better quality of life and wellness for thousands of customers (our “raving fans”). These raving fans subsequently shared their miraculous stories of recovery – some of which can be found on our website. We believe that those testimonials influenced thousands of people living with ailments and pain to turn to the WellnessPro Plus for relief. These changes in with the additional capital we are planning to raise. In 2019 and beyond, Electromedical will engage in a comprehensive and fully integrated marketing program to increase sales and build the Electromedical brand. The integrated marketing program will include the following elements:

Website marketing.

o	Using sophisticated tools integrated with our website, such as marketing automation, we will automate the process of nurturing web visitors and increasing sales.

•	Digital marketing.

o	Using advanced approaches for improving Electromedical’s organic and paid search optimization results, we will increase traffic to and sales from our website.

•	Social marketing and advertising.

o	Using a comprehensive approach to marketing across the primary social channels (twitter, LinkedIn, Facebook, YouTube, Instagram), we will engage consumers and influencers (associations), elevate the brand and increase sales directly and indirectly.

o	Social marketing will also include the thoughtful use of Facebook ads and LinkedIn sponsored posts to drive web traffic and increase sales.

•	Content marketing.

o	Using a thoughtful approach to newsletters and blog content, we will elevate the brand and increase sales directly and indirectly.

•	Partner and association marketing.

o	We will selectively identify associations and partners that can help elevate the brand and increase sales. Examples of associations that we intend to target include the American Chiropractic Association, which may provide an important opportunity to increase awareness, exercise thought leadership and drive sales.

•	Trade show marketing

o	We will evaluate and participate in selective medical device and wellness trade shows, which elevate the brand and increase sales.

In addition to a comprehensive marketing program, Electromedical will make strategic investments in sales staff, training and support, all intended to expand distribution and sales.

•	Sales Staff: Electromedical intends to hire a Sales Director to further develop its business opportunities on various geographic areas.

•	National Technical Training Manager: Electromedical intends to hire a National Technical Training Manager to develop and implement training programs.

Research and Development

We are planning to bring two new products to market – extending the Wellness Product line: the WellnessPro POD, our first wearable product, and the Wellness ION Pen. We believe that the WellnessPro POD represents an exciting product line expansion as a “clinical-grade” wearable device, that is intended to treat chronic pain, PTSD, anxiety, depression and insomnia. We intend to sell this device over-the-counter; however, some modalities on this device may only be provided with a prescription. Our target market for the WellnessPro POD is chronic pain sufferers, which is estimated to be 100 million individuals in the United States alone. We intend to focus on various segments in this market, including veterans of U.S. armed forces, which according to the Census Bureau, as of 2014, consists of nearly 22 million individuals. Our goal is to educate the medical community of the benefits of "natural", non-invasive, non-toxic pain relief and for the WellnessPro POD to be an initial choice for practitioners to prescribe separately or in conjunction with pain medication.

Both of these new products will integrate with the WellnessPro Plus to leverage the engineering breakthroughs and intellectual property found in the WellnessPro Plus, and yet will still function as standalone devices.

WellnessPro POD

•	The WellnessPro POD is a compact “clinical-grade” wearable intended to keep pace with the evolution in pain management across practice segments, which will expand the range of treated modalities from chronic and acute pain to include PTSD, anxiety, depression and insomnia.

Wellness ION Pen

•	The Wellness ION Pen is a unique interferential cold laser used to deliver targeted frequency stimulation. This therapeutic laser, which we intend to sell over-the-counter, will deliver expanded wavelengths relative to comparable lasers combined with micro-stimulation. We believe this will improve circulation and tissue healing and reduce inflammation and pain. The Wellness ION Pen will also have cosmetic applications for skin issues

Significant Customers

For the years ended December 31, 2020, and December 31, 2019, we had one significant customer representing 20.8% and 16.4% of net sales, respectively.

Intellectual Property

Electromedical Technologies has the rights to utility patent pending, several trademarks and design patents concerning Wellness+Plus Pro, WellnessPro POD, IDNA Internative Dynamic Neuro Adaptation, Deep Pulse, WellnessPro, FaceSPA and Electromedical Technologies.

Competition

We operate in the pain management, rehabilitation and physical therapy market. We not only compete with other similar devices that treat pain and other medical ailments, but also with traditional treatment approaches such as drug prescriptions and surgery and rehabilitation therapy and complementary medical practices such as acupuncture. Further, our competitors include several large, diversified companies who have more financial, marketing and other resources, distribution networks and greater name recognition than us. These competitors include Galvani Bioelectronics, Medtronic and DJOGlobal-Chatanooga. Historically, Electromedical has competed in the “electromedical” and "bio-electrotherapy" device segment, including the crowded TENS market, which now includes inexpensive TENS devices such as the devices produced by “IcyHot.”

Employees

As of December 31, 2020, we have 5 full-time employees, all of whom are U.S based, primarily at our Scottsdale, Arizona headquarters. None of our U.S employees are represented by a labor union.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owns the over 5,000 square foot office warehouse unit where its headquarters is located at 16561 N. 92nd Street, Unit D101, Scottsdale, Arizona.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.MARKET INFORMATION AND HOLDERS

Our common stock trades on the OTC Markets OTCQB Trading Tier under the ticker symbol “EMED.” As of December 31, 2020, there were 90 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock:

Low bid prices per share of our shares of Common Stock by both the OTC Bulletin Board and OTC Markets for the periods indicated.

For the Period Ending	High	Low
Fourth Quarter, 2019(1)	$1.94	$1.94
First Quarter, 2020	$2.05	$0.30
Second Quarter, 2020	$1.14	$0.30
Third Quarter, 2020	$2.03	$0.57
Fourth Quarter, 2020	$1.04	$0.28

(1)The Company’s common stock began trading on August 14, 2019.

DIVIDEND POLICY

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Instead, we currently anticipate that we will retain all of our future earnings, if any, to fund the operation and expansion of our business and to use as working capital and for other general corporate purposes. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing law, conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “anticipates” and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. From time to time we may make other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may materially differ as a result of many factors, including the risks discussed from time to time in this report, including the risks described under “Risk Factors” in any filings we have made with the SEC.

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, certain disclosures at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the financial statements have been prepared on the basis of he most current and best available information. However, actual results from the resolution of such estimates and assumptions may vary from those used in the preparation of the financial statements.

Background

The Company was formed in Nevada in August 30, 2002 as IntelSource Group, Inc. and began operations in 2003. In 2007, IntelSource Group, Inc. merged with ElectroMedical Technologies, LLC. The Company began acting as Electro Medical Technologies, LLC, an Arizona limited liability company on November 9, 2010 after the merger with ElectroMedical Technologies, LLC, a Nevada Company. The Company converted to a corporation in the State of Delaware on August 23, 2017.

Electromedical Technologies is a bioelectronics manufacturing and marketing company. We offer U.S. Food and Drug Administration (FDA) cleared medical devices for pain management.

Bioelectronics is a developing field of “electronic” medicine, which uses electrical impulses over the body’s neural circuitry to try to alleviate pain, without drugs. The human body is controlled by electrical signals sent through the nervous system, which can become distorted after accidents or as a result of disease. The field of bioelectronic medicine aims to safely correct irregularities in the nervous system by modifying the electrical language of the body related to pain relief.

Our mission is to improve global wellness for people suffering from various painful conditions by relieving chronic and acute pain using energy, frequency and vibration as an alternative to pharmaceuticals; and one day, read and modifies electrical signals passing along nerves in the body, to restore long-term health.

Additionally, we have a corporate goal to offer the public effective alternatives to addictive pain -relieving drugs, such as opioids. According to the Society of Actuaries, opioid overdose deaths are now the single largest factor slowing the growth in U.S. life expectancy and has led to stagnation or decreases in life expectancy three years in a row for the first time since 1915–1918, when the country was facing World War I and the Spanish flu pandemic. The U.S. Centers of Disease Control and Prevention (CDC) has reported that, from 1999 through 2017, nearly 400,000 have died from overdoses from prescription or illicit opioids. It is our aim to offer effective alternatives to pain management.

Results of Operations

Overview and Financial Condition

Going Concern

The Company sustained continued operating losses during the years ended December 31, 2020 and 2019. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Results of Operations

The following table sets forth the audited results of our operations for the years ended December 31, 2020 and 2019.

	2020	2019
Net Sales	$737,958	$829,737
Cost of goods sold:	194,384	238,516
Gross profit	543,574	591,221
Operating Expenses	3,710,262	2,259,848

Loss from operations	(3,166,688)	(1,668,627)
Other expense	(705,036)	(75,712)
Net Loss	$(3,871,724)	$(1,744,339)

Operating Results

January 1, 2020 through December 31, 2020 Compared to January 1, 2019 through December 31, 2019

Our sales totaled $737,958 for the year ended December 31, 2020 and $829,737 for the year ended December 31, 2019. The decrease is primarily related to a decrease in units sold, partially offset by an increase in average selling price. In 2020, the COVID -19 pandemic had an impact on worldwide manufacturing and supply and affected our ability to replenish inventory. In addition, we were not able to attend trade shows.

Cost of sales and gross margins for the year ended December 31, 2020 and for the year ended December 31, 2019 were $194,384 and 74% and $238,516 and 71%, respectively. Our cost of sales consists of the cost of materials and distribution expenses. The increase in gross margin is primarily attributed to an increase in average selling price including pricing to certain distributors and the release and sale of previously written off inventory. Cost of sales and gross margins are affected by product mix as well as the mix in the level of sales between commissioned agents and distributors.

The following table sets forth the operating expenses for the years ended December 31,2020 and 2019:

	2020	2019	Change

Marketing	$191,765	$7,978	$183,787
Commissions	$171,181	$212,560	$(41,379)
Payroll related	$564,387	$1,460,087	$(895,700)
Consulting and professional fees	$2,582,804	$373,126	$2,209,678
Research and development	$31,600	$82,849	$(51,249)
Other operating expenses	$168,525	$123,248	$45,277
	$3,710,262	$2,259,848	$1,450,414

The following table sets forth the stock- based compensation expense included in the above operating expenses for the years ended December 31, 2020 and 2019:

	2020	2019	Change

Marketing	$-	$-	$-
Commissions	$-	$-	$-
Payroll related	$9,728	$510,870	$(501,142)
Consulting and professional fees	$2,213,128	$207,568	$2,005,560
Research and development	$-	$82,849	$(82,849)
Other operating expenses	$-	$-	$-
	$2,222,856	$801,287	$1,421,569

Selling, general and administrative expenses consist primarily of payroll related expenses, commissions, consulting and professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $3,710,262 for the year ended December 31, 2020 and $2,259,848 for the year ended December 31, 2019, an increase of $1,450,414 or about 64%. The change is primarily due to increases in stock-based compensation expense of $1,421,569, consulting and professional fees of $204,118, marketing costs of $183,787, research and development costs of $31,600 and other operating expenses of $45,277, partially offset by decreases in payroll related costs of $394,558 and commissions of $41,379. The increase in stock-based compensation expense for the year ended December 31, 2020, includes $2,213,128 related to third party agreements for financial advisory services. Stock-based compensation expense for the year ended December 31, 2019 includes $492,563 related to the sale by the Company’s CEO of 693,750 shares of common stock to certain employees at par value, $151,557 related to third party agreements for financial advisory and marketing services and $157,168 related to outstanding stock options.

The increase in consulting and professional fees relates primarily to costs associated with operating as a public company.

The decrease in payroll related expenses is primarily related to the Company CEO’s signing bonus of $500,000 in conjunction with the October 2019 employment agreement and a decrease in medical insurance premiums and expenses related to a 2019 termination, partially offset by an increase in CEO salary. CEO compensation increased beginning in October 2019. The decrease in commissions is related to a decrease in sales as well as a promotion in the 2019 period that did not occur in 2020.

Other expense increased by $629,324 primarily due to an increase in interest expense of $714,777 and a decrease in the change in fair value of the KISS liability- related party of $13,114, partially offset by a decrease in value of derivative liabilities of $71,413. The increase interest expense includes $684,901 related to the amortization of debt discount and $39,285 accrued on the convertible promissory notes entered into during the year ended December 31, 2020.

As a result of the foregoing, we recorded a net loss of $3,871,724 for the year ended December 31, 2020, compared to a net loss of $1,744,399 for the year ended December 31, 2019. The increase in net loss is primarily attributed to the increase in selling, general and administrative expenses, increase in interest expense and decreased gross profit.

January 1, 2019 through December 31, 2019 Compared to January 1, 2018 through December 31, 2018

Our sales totaled $829,737 for the year ended December 31, 2019 and $675,383 for the year ended December 31, 2018. Refocused sales and marketing efforts after the 2018 Reg A+ offering contributed to the increase, also resulting in an increase in units sold. In addition, the Company experienced a shortage of inventory in the last two months of 2018. The Company is continuing in its efforts to increase its sales but there is no guarantee that it will be able to do so.

Cost of sales and gross margins for the year ended December 31, 2019 and for the year ended December 31, 2018 were $238,516 and 71% and $168,716 and 75%, respectively. Our cost of sales consists of the cost of materials and distribution expenses. The decrease in gross margin is primarily attributed to a decrease in average selling price including pricing to certain distributors. Cost of sales and gross margins are affected by product mix as well as the mix in the level of sales between commissioned agents and distributors.

Selling, general and administrative expenses consist primarily of payroll, commissions, professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $2,259,848 for the year ended December 31, 2019 and $787,370 for the year ended December 31, 2018, an increase of $1,472,478 or about 187%. The change is primarily due to stock-based compensation expense of $801,287, $112,000 in CEO salary and a $500,000 signing bonus in conjunction with the newly signed employment agreement with the Company’s CEO.

As a result of the foregoing, we recorded a net loss of $1,744,339 for the year ended December 31, 2019, compared to a net loss of $1,950,417 for the year ended December 31, 2018. The decrease in net loss is primarily attributed to the increase in selling, general and administrative expenses, offset by the change in fair value of the related party Kiss Liability and increased gross profit.

Other expense consisted primarily of interest expense and change in fair value of the related party convertible note. The Company had net other expense of $1,669,714 for the year ended December 31, 2018, which includes $86,463 of interest expense and $1,586,805 of expense related to the fair market value adjustment to the Company’s KISS liability-related party. Interest expense increased by approximately $33,000 in 2018 from $53,707 to $86,463. In November 2018, the Company entered into an agreement with a key supplier, whereby the Company exchanged 247,565 shares of restricted common stock at a price of $0.71 per share as payment in full for the outstanding amount due the supplier of $175,771. The amount due the supplier included finance fees of approximately $29,000.

As a result of the foregoing, we recorded a net loss of $1,950,417 for the year ended December 31, 2018, compared to a net loss of $510,412 for the year ended December 31, 2017.

Liquidity and Capital Resources

During the year ended December 31, 2020, our cash and cash equivalents increased by $264,913 reflecting net proceeds from financing activities of $1,601,573, partially offset by cash used in operations of $1,336,660. At December 31, 2020, the Company had a working capital deficit of $1,371,966 and cash on hand of $264,913. During the year ended December 31, 2019, our cash and cash equivalents remained unchanged at $0, reflecting cash used in operations of $280,772 and cash provided by financing activities of $280,772.

Operating Activities

Cash flows used in operating activities totaled $1,336,660 for the year ended December 31, 2020 as compared to cash flows used of $280,772 for the year ended December 31, 2019. The increase in cash flows used in operating activities is primarily the result of increased costs related to public Company operations, including costs associated with the Company’s S-1 filing, increased marketing efforts and a decrease in gross profit as well as cash outflows for inventory deposits.

Financing Activities

Cash flows provided from financing activities totaled $1,601,573 for the year ended December 31, 2020 as compared to $280,772 for the year ended December 31, 2019. The cash flows provided in the 2020 period are primarily the result of the following cash inflows:

$1,458,200 in net proceeds from convertible promissory notes

$155,900 in net proceeds from government debt

$39,500 in net proceeds from PPP loan

$13,567 for the net issuance of common stock

These cash inflows were partially offset by debt repayments totaling $65,094

In February and March 2021, holders of convertible promissory notes converted principal and accrued interest totaling $184,900 into 1,019,113 shares of common stock.

In February 2021, the Company issued 1,100,000 shares of common stock to the Company’s CEO as compensation expense.

In February 2021, the Company issued 1,084,120 shares of common stock in conjunction with various financial advisory consulting agreements.

Pursuant to a financing commitment, on February 8, 2021 the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of convertible promissory notes in the principal amount totaling $1,000,000 and at a purchase price of 950,000. The first closing occurred upon the execution of the material definitive agreement in the face amount of $500,000, for a purchase price of $475,000. The second closing is in the face amount of $250,000 for a purchase price of $237,500, which was received on March 5, 2021, and the third closing in the face amount of $250,000 for a purchase price of $237,500. The notes mature 1 year from issuance. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price equal to the lower of $0.40 per share or at a price equal to 70% of the outstanding share price. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The Company shall issue irrevocable transfer agent instructions reserving 15,471,894 shares of common stock for conversions under the note. In conjunction with the note the Company issued a warrant to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.40 per share. The warrant expires on February 8, 2026. The Company is determining the accounting impact of this transaction on the financial statements.

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

Related Party Transactions

We follow FASB ASC subtopic 850-10, “Related Party Transactions”, for the identification of related parties and disclosure of related party transactions.

Pursuant to ASC 850-10-20, related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Material related party transactions are required to be disclosed in the financial statements, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ELECTROMEDICAL TECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS

For the Years Ended

December 31, 2020 and December 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Electromedical Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electromedical Technologies, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a negative working capital balance, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ dbbmckennon
We have served as the Company’s auditor since 2018.
San Diego, California
March 30, 2021

ELECTROMEDICAL TECHNOLOGIES, INC.

BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$264,913	$-
Accounts receivable	17,694	15,667
Inventories	78,712	24,694
Prepaid expenses and other current assets	285,860	65,831
Total current assets	647,179	106,192

Other assets	20,601	25,580
Property and equipment, net	749,219	771,094
Total assets	$1,416,999	$902,866

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$262,614	$251,162
Credit cards payable	23,710	31,009
Accrued expenses and other current liabilities	201,814	289,791
Customer deposits	28,651	40,120
KISS liability - related party	-	1,444,761
Convertible promissory notes, net of discount of $1,277,255 and $0, respectively	257,398	50,000
Related party notes payable	332,500	105,000
PPP loan	39,500	-
Notes payable	12,846	59,153
Long term debt, current portion	28,260	25,595
Derivative liabilities- convertible promissory notes	831,852	-
Total current liabilities	2,019,145	2,296,591

Long-term liabilities:
Bank debt, net of current portion	546,552	566,406
Government debt, net of current portion	154,302	-
Related party notes payable	-	213,000
Other liabilities	15,603	11,306
Total liabilities	2,735,602	3,087,303

Commitments and contingencies (Note 11)	-	-

Stockholders’ deficit
Series A Preferred Stock, 1,000,000 shares authorized and 500,000 outstanding	355,000	355,000
Common stock, $.00001 par value, 125,000,000 and 50,000,000 shares authorized; 27,175,800 and 17,900,639 shares outstanding at December 31, 2020 and 2019, respectively	269	177
Additional paid-in-capital	7,957,860	2,713,087
Accumulated deficit	(9,631,732))	(5,252,701)
Total stockholders’ deficit	(1,318,603)	(2,184,437)
	$1,416,999	$902,866

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
Net sales	$737,958	$829,737

Cost of sales	194,384	238,516

Gross profit	543,574	591,221

Selling, general and administrative expenses	3,710,262	2,259,848

Loss from operations	(3,166,688)	(1,668,627)

Other income (expense)
Interest expense	(769,591)	(54,814)
Change in fair value of KISS liability – related party	(7,784)	(20,898)
Change in fair value of derivative liabilities- convertible promissory notes	71,413	-
Other income	926	-
Total other expense	(705,036)	(75,712)

Net loss	$(3,871,724)	$(1,744,339)

Weighted average shares outstanding – basic and diluted	22,300,579	16,809,947
Weighted average loss per share – basic and diluted	$(0.17)	$(0.10)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

					Additional		Total
	Series A Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance, December 31, 2018	$-	-	$162	16,320,823	$1,447,960	$(3,508,362)	$(2,060,240)

Issuance of preferred stock for CEO bonus	355,000	500,000	-	-	-	-	355,000

Issuance of common stock for cash	-	-	1	146,759	109,999	-	110,000

Shares issued for consulting services	-	-	2	213,461	151,555	-	151,557

Conversion of KISS liability- related party shares	-	-	10	1,000,000	197,932	-	197,942

Conversion of convertible note and note payable	-	-	2	219,596	155,910	-	155,912

Stock -based compensation	-	-	-	-	157,168	-	157,168

Sale of Chief Executive Officer’s shares to employees at par value	-	-	-	-	492,563	-	492,563

Net loss	-	-	-	-	-	(1,744,339)	(1,744,339)

Balance, December 31, 2019	355,000	500,000	177	17,900,639	2,713,087	$(5,252,701)	(2,184,437)

Shares issued in conjunction with vendor settlement	-	-	-	10,355	7,352	-	7,352

Shares issued for consulting services	-	-	16	1,565,000	2,163,884	-	2,163,900

Shares issued in conjunction with convertible promissory note	-	-	1	100,000	42,968	-	42,969

Warrant issued for services	-	-	-	-	37,149	-	37,149

Warrants issued in conjunction with convertible promissory notes	-	-	-	-	238,375	-	238,375

Warrants reset in conjunction with convertible promissory notes					507,307	(507,307)	-

Issuance of common stock for cash- net of offering costs	-	-	1	191,729	49,999	-	50,000

Shares repurchased	-	-	(1)	(87,849)	(36,432)	-	(36,433)

Conversion of convertible promissory note	-	-	3	339,429	118,797	-	118,800

Stock-based compensation	-	-	-	-	21,807	-	21,807

Beneficial conversion feature in conjunction with convertible promissory notes payable	-	-	-	-	641,094	-	641,094

Conversion of KISS liability- related party shares		-	72	7,156,497	1,452,473		1,452,545

Net loss	-	-	-	-	-	(3,871,724)	(3,871,724)

Balance, December 31, 2020	$355,000	500,000	$269	27,175,800	$7,957,860	$(9, 631,732)	$(1,318,603)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
Cash flows from operating activities:
Net loss	$(3,871,724)		$(1,744,339)
Adjustments to reconcile net loss to
net cash used in operating activities:
Provision for allowance for doubtful accounts	3,765		-
Stock-based compensation expense	2,222,856		801,287
Depreciation and amortization	21,875		24,457
Change in excess fair value of KISS liability- related party	7,784		20,898
Amortization of debt discount and day 1 derivative loss	684,901		-
Change in fair value of derivative liabilities- convertible promissory notes	(71,413)		-
Change in operating assets and liabilities:
Accounts receivable	(5,792)		(1,893)
Inventories	(54,018)		-
Prepaid expenses and other current assets	(205,029)		-
Due from Chief Executive Officer	-		11,304
Other assets	4,979		-
Accounts payable	11,452		84,183
Credit cards payable	(7,300)		(11,506)
Accrued expenses and other current liabilities	(71,824)		564,965
Customer deposits	(11,469)		(72,180)
Other liabilities	4,297		-
Net cash used in operating activities	(1,336,660)		(280,772)

Cash flows from financing activities:
Short-term financing	(40,307)		40,307
Proceeds from PPP loan	39,500		-
Proceeds from government debt	155,900		-
Repayments on bank debt	(18,787)		(24,074)
Related party notes payable-net	(500)		213,000
Issuance of convertible promissory notes	1,458,200		50,000
Repayments on notes payable	(6,000)		(108,461)
Issuance of common stock for cash- net	13,567		110,000
Net cash provided by financing activities	1,601,573		280,772

Net decrease in cash and cash equivalents	264,913		-

Cash and cash equivalents, beginning of year	-		-

Cash and cash equivalents, end of year	$264,913		$-

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$48,660		$56,008
Income taxes	$-		$-

Non-cash investing and financing activities:

Common stock issued in conjunction with conversion of notes payable	$-		$135,913
Conversion of CEO bonus liability into shares of Series A Preferred Stock	$-		$355,000
Inventory deposits converted to related party notes payable	$15,000	$
Shares issued in conjunction with vendor settlement	$7,352		$20,000
Warrants, common stock and beneficial conversion feature issued in conjunction with convertible promissory notes	$922,438		$-
Derivative liabilities issued in conjunction with convertible promissory notes	$903,265		$-
Conversion of convertible promissory note and accrued interest into shares of common stock	$118,800		$-
Conversion of KISS liability-related party into common stock	$1,452,545		$197,942

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

Accounting Method

The Company maintains its accounting records on an accrual method in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

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

Going Concern

Since inception, the Company has incurred approximately $9.1 million of accumulated net losses. In addition, during the year ended December 31, 2020, the Company used $1,336,660 in operations and had a working capital deficit of $1,371,966. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all of its obligations as they come due for the next twelve months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.

As a result, there is significant uncertainty whether the entity will continue as a going concern and, therefore, whether it will realize its assets and settle its liabilities and commitments in the normal course of business and at the amounts stated in the financial statements.

Accordingly, no adjustments have been made to the financial statements relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might be necessary should the entity not continue as a going concern. At this time, management is of the opinion that no asset is likely to be realized for an amount less than the amount at which it is recorded in the financial statements as at December 31, 2020.

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

Revenues are recognized when performance obligations are satisfied through the transfer of promised goods to the Company’s customers. Control transfers upon shipment of product and when the title has been passed to the customers. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue is recorded net of sales taxes collected from customers on behalf of taxing authorities, allowance for estimated returns, chargebacks, and markdowns based upon management’s estimates and the Company’s historical experience. The Company’s liability for sales return refunds is recognized within other current liabilities, and an asset for the value of inventory which is expected to be returned is recognized within other current assets on the balance sheets. The Company generally allows a 30 day right of return to its customers. As of December 31, 2020 and 2019, the sales returns allowance was $6,990 and $3,225, respectively.

Certain larger customers pay in advance for future shipments. These advance payments totaled $28,651 and $40,120 at December 31, 2020 and 2019, respectively, and are recorded as customer deposits in the accompanying balance sheets. Revenue related to these advance payments is recognized upon shipment to the distributor or the end-customer.

At the completion of the initial three-year warranty, the Company sells extended warranties for periods ranging from one to three years. Revenue is recognized on a straight-line basis over the term of the contract. At December 31, 2020 and 2019, deferred revenue of $35,200 and $24,177 is recorded, respectively, in connection with these extended warranties.

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

The Company recorded an allowance for doubtful accounts of $1,000 as of both December 31, 2020 and 2019. respectively.

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

The Company had two significant customers (Customers A and B), that accounted for approximately 20.8% and 13.9% and 16.4% and 10.5% of net sales for the years ended December 31, 2020 and 2019, respectively. There were no amounts outstanding from these customers at December 31, 2020 and 2019. Amounts due these customers totaled $0 and $3,100 at December 31, 2020 and 2019, respectively for commissions and reimbursements. Customer deposits on hand from Customer A totaled $28,651 and $40,120 at December 31, 2020 and 2019, respectively. The loss of these customers would have a significant impact on the operations and cash flows of the Company.

The Company’s supplier concentrations expose the Company to business risks, which the Company mitigates by attempting to diversify its supply chain. Supplier concentrations consisted of one significant supplier in China that accounted for approximately 82% and 74% of total net purchases for the years ended December 31, 2020 and 2019, respectively. There were no amounts outstanding due this supplier at December 31, 2020 and 2019. The loss of key vendors may have a significant impact on the operations and cash flows of the Company.

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

Derivative liabilities are adjusted to fair value utilizing the Lattice method

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

The levels of the fair value hierarchy into which the Company’s assets and liabilities fall as of December 31, 2020, are as follows:

	Level 1	Level 2	Level 3	Total
Liabilities

Derivative liabilities – convertible promissory notes	$-	$-	$831,852	$831,852

Total fair value	$-	$-	$831,852	$831852

The following table presents changes during the year ended December 31, 2020 in Level 3 liabilities measured at fair value on a recurring basis:

Fair value- December 31, 2019	$1,444,761
Net unrealized gain	(63,629)
Derivative liabilities in conjunction with convertible promissory notes	903,265
Conversion of KISS liability – related party to common shares	(1,452,545)
Fair value- December 31, 2020	$831,852

The levels of the fair value hierarchy into which the Company’s assets and liabilities fall as of December 31, 2019, are as follows:

	Level 1	Level 2	Level 3	Total
Liabilities

KISS liability- related party	$-	$-	$1,444,761	$1,444,761

Total fair value	$-	$-	$1,444,761	$1,444,761

The following table presents changes during the year ended December 31, 2019 in Level 3 liabilities measured at fair value on a recurring basis:

Fair value- December 31, 2018	$1,621,805
Net unrealized gain	20,898
Conversion to restricted common shares	(197,942)
Fair value- December 31, 2019	$1,444,761

See Note 5 for discussion of the Company’s valuation of the KISS liability- related party. See Note 4 for discussion of the Company’s valuation of the derivative liabilities.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined based on the first-in, first-out cost flow assumption (“FIFO”) while market is determined based upon the estimated net realizable value less an allowance for selling and distribution expenses and a normal gross profit. The Company evaluates the need for inventory reserves associated with obsolete, slow moving, and non-sellable inventory by reviewing estimated net realizable values on a periodic basis. As of, December 31, 2020, and 2019, the Company believes there are no excess and obsolete inventories and accordingly, did not record an inventory reserve. Inventories consist of purchased finished goods.

Deferred Offering Costs

Incremental costs directly associated with the offering of securities are deferred and charged against the gross proceeds of the offering upon completion. Costs associated with the Company’s pending S-1 filing totaled $25,580 and are included in other assets on the accompanying balance sheet at December 31, 2019. The Company’s S-1 was effective in August 2020. Additional costs totaling $60,021 were incurred during the year ended December 31, 2020, of which $65,000 was reclassified to additional paid in capital offsetting proceeds from the offering. Costs totaling $20,061 are included in other assets on the accompanying balance sheet at December 31, 2020. The remaining costs will be expensed in the absence of additional offering proceeds.

Property and Equipment

Property and equipment are recorded at cost and is comprised of a building and office furniture and equipment. The building is depreciated using the straight-line method over the estimated useful life of 40 years. Office furniture and equipment is depreciated using the double-declining method or the straight-line method over the estimated useful lives of 3 to 7 years.

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

No impairment losses of long-lived assets were recognized for the years ended December 31, 2020 and 2019.

Income Taxes

The Company, which was formed as a Limited liability Company in Arizona, previously filed an Entity Classification Election, commonly known as a check-the-box-election, to be classified as a corporation for tax purposes. The Company also made an election to be treated for income tax purposes as an S corporation. Under U.S. and Arizona law, the taxable income or loss of an S corporation is included in the shareholder’s income tax returns. In August 2017, the Company converted to a Delaware Corporation. The conversion was tax-free under Internal Revenue Code Section 368(a)(1)(F) and is referred to as an F-reorganization, which is typically defined as a mere change in identity, form or place of organization. Management elected to terminate the S corporation election effective January 1, 2018 and the Company will operate for tax purposes as a C corporation from that date forward.

The Company follows the provisions of uncertain tax positions as addressed in FASB ASC Subtopic 740-10-65-1, Income Taxes. The Company has no such tax positions as of both December 31, 2020 and 2019, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of December 31, 2020 and 2019.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to examination by U.S. federal tax authorities for returns filed for the prior three years and by state and local income tax authorities for returns filed for the prior four years. There are no examinations currently pending.

The Company’s tax provision for 2020 related to deferred tax charges consisting of accrued liabilities and accounts payable, for which the Company will receive the benefit from when paid and the net operating loss incurred during 2020. During the year ended December 31, 2020, the Company evaluated its deferred tax assets of $547,256 and determined a full valuation allowance was appropriate. Deferred tax assets related primarily to accrued liabilities and accounts payable of $115,490 and net operating losses of $431,766. During the year ended December 31, 2020, the valuation allowance increased by $379,812.

The Company’s tax provision for 2019 related to deferred tax charges consisting of a minor amount of accruals for which the Company will receive the benefit from when paid and the net operating loss incurred during 2019. During the year ended December 31, 2019, the Company evaluated its deferred tax assets of $167,444 and determined a full valuation allowance was appropriate.

For the years ended December 31, 2020 and 2019 the Company’s net operating loss carry forward was increased by $1,062,772 and $673,257, respectively. NOLs originating in 2020 can be carried forward indefinitely until the loss is fully recovered, but they are limited to 80% of the taxable income in any one tax period. However, this 80% limitation was removed for the 2018, 2019, and 2020 tax years by the CARES Act, which also allows for a 5-year carryback of the NOLs generated in 2018 and 2019. The difference between the statutory rate of 21% and the effective tax rate is due to permanent differences and a full valuation allowance. Total net loss operating carry forward at December 31, 2020 and 2019 totaled $2,536,907 and $1,474,135, respectively.

Sales Taxes

FASB ASC Subtopic 605-45, Revenue Recognition – Principal Agent Considerations, provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in the financial statements for each period for which a statement of operations is presented if those amounts are significant. Sales taxes for the years ended December 31, 2020 and 2019 were recorded on a net basis. Included in accrued expenses at, December 31, 2020 and 2019 is approximately $58,000 and $62,000 respectively, related to sales taxes.

Shipping and Handling Costs

The Company included shipping and handling costs in cost of sales on the accompanying statements of operations for the years ended December 31, 2020 and 2019.

Warranty

The Company warranties the sale of most of its products and records an accrual for estimated future claims. The standard warranty is typically for a period of three years. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The Company recorded a liability as of, December 31, 2020 and 2019 of $17,483 and $16,183, respectively. The expense is included in cost of sales in the statements of operations and within accrued expenses on the accompanying balance sheets.

Advertising

Advertising costs are expensed as incurred. Total advertising expenses amounted to $0 for both the years ended December 31, 2020 and 2019. Total advertising costs are included in selling, general and administrative expenses on the accompanying statements of operations.

Research and Development Costs

Research and development costs are expensed as incurred. Total research and development costs amounted to $31,600 and $82,849 for the years ended December 31, 2020 and 2019, respectively. Total research and development costs are included in selling, general and administrative expenses on the accompanying statements of operations.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share.  Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of December 31, 2020 and 2019, diluted net loss per share is the same as basic net loss per share for each year. Stock options, warrants and convertible promissory notes with underlying shares totaling 3,803,949 at December 31, 2020, have not been included in the net loss per share calculation. The number of underlying shares related to convertible promissory notes may vary based upon the actual date of conversion.

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

NOTE 3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

	2020	2019
Building	$875,000	$875,000
Furniture and equipment	24,987	24,987
	899,987	899,987
Less: accumulated depreciation and amortization	(150,768)	(128,893)
	$749,219	$771,094

Depreciation and amortization expense related to property and equipment was $21,875 and $24,457 for the years ended December 31, 2020 and 2019, respectively. Depreciation and amortization are included in selling, general and administrative expenses on the accompanying statements of operations.

NOTE 4.	NOTES PAYABLE

In May 2018, the Company entered into a note payable with a third-party vendor as payment for an outstanding balance in the amount of $43,692. The note is interest free and requires monthly payments of $5,461 beginning June 15, 2018 with the remaining balance due and payable on December 15, 2018. The Company did not make timely payments as of December 15, 2018 which resulted in interest being accrued on the unpaid balance at a rate of ten percent beginning July 31, 2017. The outstanding balance as of December 31, 2020 and 2019 is $12,846 and 18,846, respectively.

Interest expense of $8,348 has been accrued in the Company’s balance sheet as of December 31, 2020, of which $1,703 and $2,507, has been recorded in the Company’s statement of operations for the years ended December 31, 2020 and 2019, respectively.

In October 2019, the Company entered into a future revenue sale agreement. Under the terms of the agreement, the Company agrees to sell $73,336 of its future revenues for a purchase price of $50,500 less transaction fees of $3,115 for a net advance of $47,385. Payments of $375 per day are to be made for principal and interest until the $73,336 is paid in full. The outstanding balance as of December 31, 2020 and 2019 is $0 and $40,307, respectively.

In April 2020, the Company received $39,500 in payroll protection program loans (“PPP”).  These loans provide for certain funding based on previous employment which in part may be forgivable under certain conditions. No payment is due during the deferral period which ends the earlier of the date of SBA forgiveness or ten months after the last day of the covered period. The remaining portion needs to be repaid over 2 years and carries a 1% annual interest rate. These loans require no collateral nor personal guarantees.  The loan was forgiven in its entirety in February 2021.

Convertible Promissory Notes

The aggregate of convertible promissory notes is as follows:

	As of December 31,
Convertible promissory notes	2020	2019
Principal balance	$1,534,653	$50,000
Debt discount balance	(1,277,255)	-
Net Notes balance	$257,398	$50,000

In May 2018, the Company borrowed $25,000 in conjunction with a convertible promissory note. The note matured in June 2020 and accrues interest at a rate of 8% per annum. The lender has the right at any time to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.71 per share. In October 2019, the lender converted the $25,000 note and unpaid accrued interest of $2,948 into 39,363 shares of common stock. There is no beneficial conversion feature as the conversion price is at fair market value. The proceeds were used for operations.

In December 2019, the Company borrowed $50,000 in conjunction with a convertible promissory note. The note matured in May 2020 and is interest free. The lender has the right at any time to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.71 per share. There is no beneficial conversion feature as the conversion price is at fair market value. The proceeds were used for operations.

In June 2020, the Company borrowed $110,000 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $100,000 include an original issue discount of $10,000. A one-time charge of 8% will be applied to the principal amount of $110,000 on the Issuance Date to be paid upon maturity. The note matures on December 15, 2020. The lender has the right at any time to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.35 per share. The number of shares of common stock issuable upon conversion of any conversion amount shall be equal to the quotient of dividing the conversion amount by the conversion price of $0.35. In December 2020, the investor converted the note into 339,429 shares of common stock.

In conjunction with the note issued in June 2020, the Company issued 100,000 shares of common stock to the investor as a well as a warrant to purchase 250,000 shares of the Company’s common stock.

The Common shares were valued at market price on June 4, 2020. Upon valuation of the common shares and the warrants, the Company allocated the values using a relative fair market value approach. The common shares were valued at $42,969 and the warrants were valued at $48,231. The residual value of $8,800 was recorded as a discount associated with the beneficial conversion feature. (see Note 10).

If the Company, at any time while this warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to re-price, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or common stock equivalents entitling any person to acquire shares of common stock, at an effective price per share less than the then exercise price (such lower price, the “Base Share Price”), then the exercise price shall be reduced and only reduced to equal the Base Share Price and the number of shares issuable hereunder shall be increased accordingly.

The Company shall at all times reserve and keep available out of its authorized common stock a number of shares equal to at least 5 times the full number of shares of common stock issuable upon conversion of all outstanding amounts under these notes. As of December 31, 2020, there are 3,395,190 remaining shares reserved.

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

In August 2020, the Company borrowed $103,000 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $100,000 include an original issue discount of $3,000. The notes mature on August 11, 2021. The lender has the right for 180 days from the issuance date to convert the debt into fully paid and non- assessable shares of common stock at a price of $1.00 per share. From the period 180 days from issuance to maturity, the lender has the right to convert the debt into fully paid and non-assessable shares of common stock at a price of 63% of market value. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The Company shall issue irrevocable transfer agent instructions reserving 1,915,548 shares of common stock for conversions under the note. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $97,654 at the date of issuance and has been recorded as a discount on the note. (see Note 7).

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

In September 2020, the Company borrowed $78,000 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $75,000 include an original issue discount of $3,000. The notes mature on September 8, 2021. The lender has the right for 180 days from the issuance date to convert the debt into fully paid and non- assessable shares of common stock at a price of $1.00 per share. From the period 180 days from issuance to maturity, the lender has the right to convert the debt into fully paid and non-assessable shares of common stock at a price of 63% of market value. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The Company shall issue irrevocable transfer agent instructions reserving 1,450,609 shares of common stock for conversions under the note. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $74,238 at the date of issuance and has been recorded as a discount on the note. (see Note 7).

Pursuant to a previous financing commitment entered into September 28, 2020, received on October 1, 2020, the Company borrowed $108,000 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $100,000 include an original issue discount of $8,000. The notes mature on September 28, 2021. From the period 180 days from issuance to maturity, the lender has the right to convert the debt into fully paid and non-assessable shares of common stock at a price of 63% of market value. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The Company shall issue irrevocable transfer agent instructions reserving 4,023,000 shares of common stock for conversions under the note. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $182,670 at the date of issuance and has been recorded as a discount on the note. The fair value of the derivative liability as of the date of issuance was in excess of the note resulting in full discount of the note and a charge to interest expense. (see Note 7).

Pursuant to a financing commitment, on October 22, 2020, the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of a convertible promissory note in the principal amount of $128,000 at a purchase price of $128,000. The note matures on October 22, 2021. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price equal to 65% of the outstanding share price. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The Company shall issue irrevocable transfer agent instructions reserving 2,171,014 shares of common stock for conversions under the note. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $81,969 at the date of issuance and has been recorded as a discount on the note. (see Note 7).

Pursuant to a financing commitment, on November 3, 2020, the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of a convertible promissory note in the principal amount of $244,853 at a purchase price of $225,000. Proceeds of $225,000 include an original issue discount of $19,853. The note matures on November 3, 2021. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.50 per share, beginning 180 days after issuance. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of eight percent (8%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid. A beneficial conversion feature valued at $176,294 has been recorded as a discount on the note.

Pursuant to a financing commitment, on December 1 2020, the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of a convertible promissory note in the principal amount of $172,800 at a purchase price of $160,000. Proceeds of $147,200 include an original issue discount of $12,800 and fees of $12,800. The note matures on December 1, 2021. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price equal to 70% of the outstanding share price. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of five percent (5%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The Company shall issue irrevocable transfer agent instructions reserving 7,100,000 shares of common stock for conversions under the note. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $237,021 at the date of issuance and has been recorded as a discount on the note. The fair value of the derivative liability as of the date of issuance was in excess of the note resulting in full discount of the note and a charge to interest expense. (see Note 7).

In conjunction with the note the Company issued a warrant to purchase 135,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant expires on December 1, 2023. The fair value of the warrant of $190,144 has been recorded as a discount on the note. (see Note 10).

If the Company, at any time while this warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to re-price, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or common stock equivalents entitling any person to acquire shares of common stock, at an effective price per share less than the then exercise price (such lower price, the “New Issuance Price”), then the exercise price shall be reduced and only reduced to equal the New Issuance Price and the number of shares issuable hereunder shall be increased accordingly.

Pursuant to a financing commitment, on December 3, 2020, the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of a convertible promissory note in the principal amount of $110,000 at a purchase price of $96,000. Proceeds of $96,000 include an original issue discount of $14,000. The note matures on December 3, 2021. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.50 per share, beginning 180 days after issuance. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of eight percent (8%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid. A beneficial conversion feature valued at $66,000 has been recorded as a discount on the note.

Pursuant to a financing commitment, on December 14, 2020, the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of a convertible promissory note in the principal amount of $110,000 at a purchase price of $105,000. The note matures on December 14, 2021. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price equal to the lower of $0.55 per share or at a price equal to 63% of the outstanding share price. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The Company shall issue irrevocable transfer agent instructions reserving 831,440 shares of common stock for conversions under the note. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $229,713 at the date of issuance and has been recorded as a discount on the note. The fair value of the derivative liability as of the date of issuance was in excess of the note resulting in full discount of the note and a charge to interest expense. (see Note 7).

The beneficial conversion features and derivatives are initially recorded as a discount to the debt and amortized using the effective interest method. For the year ended December 31, 2020, $684,901 of debt discount amortization and day 1 derivative loss are recorded as interest expense. The remaining debt discount of $1,277,255 will be amortized in 2021. Additional interest expense of $39,285 has been recorded during the year ended December 31, 2020, of which $30,485 is included in accrued and other liabilities.

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

Upon (a) after the maturity date of November 1, 2019; (b) in the event of a “Next Equity Financing” where the Company sells its preferred shares from which the Company receives not less than $1 million dollars; or, (c) a corporate transaction in which all or substantially all of the Company’s assets are sold, merged or consolidated into another entity, the investor may, at his discretion, convert the principal of the KISS into common shares of Company. The Company’s obligation is to convert the KISS note upon election of the investor. Unless earlier converted at the election of the investor at any time on or after the maturity date or the common stock of the Company is quoted on the OTC Markets, the KISS agreement shall be converted (in whole or in part) into that number of Conversion Shares equal to the quotient obtained by dividing the remaining purchase price by the conversion price.

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

The Company has calculated the estimated number of conversion shares to be 8,156,497 based upon the Company’s listing on the OTC in August 2019. In October 2019, the related party converted 1,000,000 of the conversion shares at a value of $197,942, which was reclassed to additional paid-in-capital. On September 23, 2020, the related party converted the remaining shares of 7,156,497 at a value of $1,452,575, which was reclassed to additional paid-in-capital.

The Company determined the fair value of the KISS liability using the estimated enterprise value of the Company, allocating the percentage of fully diluted pro-rata shares to the value of the KISS liability.

The fair market value of the KISS liability- related party at December 31, 2019 is $1,444,762. Changes in fair market value are recorded as other income in the Company’s statements of operations. The change in fair market value for the years ended December 31, 2020 and 2019 totaled $7,784 and $20,898, respectively.

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

Bank Debt

In September 2015, the Company entered into a credit agreement for a $700,000 term loan with a financial institution. Payment terms consist of monthly payments in arrears of $3,547 for the first year outstanding. The monthly payment then increases to $4,574 until the term loan matures on September 30, 2025, in which the remaining unpaid principal balance and accrued interest is due. The interest rate for the first year was 1.99% per annum and increased to 4.95% per annum for the remaining life of the term loan. The term loan is collateralized by a deed of trust in the office building. The proceeds were used to purchase a building for which the Company’s operations are located. The net principal balance outstanding on the term loan at December 31, 2020 and 2019 was $573,213 and $592,001 respectively. The term loan is personally guaranteed by the Company’s CEO.

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

The Company entered into additional promissory notes with a related party and significant shareholder, for $84,500 and repaid $70,000 of promissory notes in the year ended December 31, 2020, for a total of $332,500 outstanding. All notes mature at various times in 2020 and 2021. Interest will accrue at 10% per annum from the due date thereon until all principal is paid in full. Proceeds from the loans were used for operations.

The long-term debt agreements do not contain any financial covenants.

Future aggregate maturities of long-term debt, are as follows:

For the Years Ending December 31:
2021	$28,260
2022	30,853
2023	32,400
2024	27,020
2025	468,121
Thereafter	145,612
$732,266

NOTE 7.	DERIVATIVE LIABILITIES

The Company issued debts that consist of the issuance of convertible promissory notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and shares to be issued were recorded as derivative liabilities on the issuance date.

Based on the various convertible promissory notes described in Note 4, the fair value of applicable derivative liabilities on notes and the change in fair value of derivative liabilities are as follows for the year ended December 31, 2020:

Derivative Liability - Convertible Promissory Notes
Balance as of December 31, 2019	$–
Additions during the year	903,265
Change in fair value	(71,413)
Balance as of December 31, 2020	$831,852

The fair value of the derivative liabilities – convertible promissory notes is estimated using a Lattice pricing model with the following assumptions:

Market value of common stock	$0.30-1.01
Expected volatility	189-315.8%
Expected term (in years)	.63-1.00
Risk-free interest rate	0.09-0.13%

NOTE 8.	RELATED PARTY TRANSACTIONS

The Company has a promissory note with a related party for $44,000 that was converted into shares of common stock in 2019 (see Note 4).

In August 2019, the Company’s CEO personally repaid $100,000 of a note payable due to a third-party and was recorded as a reduction of the CEO’s amount due the Company.

During the year ended December 31, 2019, the Company’s CEO personally sold 693,750 shares of his common stock to several employees at par value (see Note 9).

The Company’s CEO personally guarantees certain amounts due under its long-term debt agreements.

In October 2019, the Company entered into an employment agreement with the Company’s CEO. The terms of the agreement include an annual base salary of $240,000 and a signing bonus of $500,000, as well as discretionary annual bonuses and participation in long-term incentive plans. The signing bonus may be paid in shares of the Company’s common stock. The agreement remains in effect until the earlier of the discharge or resignation of the CEO. In conjunction with the agreement, the $500,000 signing bonus has been accrued and included in selling, general and administrative expenses in the accompanying statement of operations during the year ended December 31, 2019. On November 1, 2019, the Company’s board of directors and the majority of shareholders awarded CEO, Matthew Wolfson, 500,000 shares of Series A Preferred stock., which was valued at $355,000 or $.71 per share. The shares were issued as partial payment for the $500,000 signing bonus, for which $145,000 remained payable at December 31, 2019. See Note 9 regarding rights and preferences related to the Series A Preferred stock. During the year ended December 31, 2020, the Company paid the Company’s CEO $124,022 towards the balance of the 2019 signing bonus. Total amount outstanding at December 31, 2020 is $20,978.

As of December 31, 2019, the Company entered into promissory notes totaling $318,000 with a related party. The Company entered into additional promissory notes with the related party for $84,500 and repaid $70,000 of promissory notes during the year ended December 31, 2020, for a total of $332,500 outstanding.

In October 2019, the related party converted 1,000,000 of the conversion shares in conjunction with the outstanding KISS liability. On September 23, 2020, the related party converted the remaining shares of 7,156,497 (see Note 5).

NOTE 9.	STOCKHOLDERS’ DEFICIT

In October 2019, the Company’s board of directors and a majority of shareholders eligible to vote, adopted a resolution increasing the number of authorized common shares from Twenty- Five Million (25,000,000) to Fifty Million (50,000,000). In December 2020, the Company increased its authorized common shares from Fifty Million (50,000,000) to One Hundred Twenty-Five Million (125,000,000).

On November 1, 2019, the Company’s board of directors and a majority of shareholders eligible to vote adopted a resolution designating a new Series A Preferred Stock. One Million (1,000,000) shares were authorized. The Company has one class of Preferred Stock, which has been designated Series A Preferred. The Company has designated 1,000,000 shares of Series A Preferred, of which 500,000 shares have been issued and are outstanding. Holders of Series A Preferred hold rights to vote on all matters requiring a shareholder vote at 100 common shares vote equivalents for each share of Series A Preferred held. The Series A Preferred Stock shall hold senior liquidation rights to all other classes of shares, including, but not limited to Common Shares.

During the year ended December 31, 2019, the Company received a total of $110,000 from several investors in exchange for 146,759 common shares of the Company at a price of $0.71 per share.

During the year ended December 31, 2019, the Company’s CEO personally sold 693,750 shares of his common shares to several employees at par value. Compensation expense has been recorded at the fair market value of $492,563 and is included in selling, general and administrative expenses for the year then ended.

During the year ended December 31, 2019, the Company issued 213,461 common shares in conjunction with agreements for financial and marketing consulting services at a value of $151,557 or $0.71 per share. The value of the consulting services has been recorded as selling, general and administrative expenses in the Company’s statement of operations.

During the year ended December 31, 2019, the Company issued 219,596 common shares in conjunction with the conversion of various notes payable and unpaid accrued interest totaling $155,912.

In January 2020, the Company issued 10,355 shares of common stock to a vendor as settlement for a liability totaling $14,585 at $0.71 per share

In February 2020, the Company issued 200,000 shares of common stock in conjunction with a twelve-month agreement for financial advisory consulting services at a value of $102,000 or $0.51 per share. The value of the consulting services has been recorded as selling, general and administrative expenses in the Company’s statement of operations. The fair market value of the shares was determined based the on the Company’s closing price on the date of issuance.

In February 2020, the Company entered into a six- month agreement for financial advisory consulting services with a third party. In conjunction with the agreement, the Company issued the third party 400,000 shares of common stock at a value of $188,000 or $0.47 per share, with the option to issue an additional 900,000 shares at the Company’s discretion. The value of the consulting services has been recorded as selling, general and administrative expenses in the Company’s statement of operations. The fair market value of the shares was determined based the on the Company’s closing price on the date of issuance. In August 2020, the Company issued the 900,000 shares of common stock in conjunction with the consulting agreement at a value of $1,818,000 or $2.02 per share. The value of the compensation has been recorded in selling, general and administrative expenses in the Company’s statement of operations.

In April 2020, the Company issued 2,000,000 shares of common stock to one of its employees as compensation for services provided at a value of $600,000 or $.30 per share. The value of the compensation has been recorded as selling, general and administrative expenses in the Company’s statement of operations. The shares were cancelled in December 2020 and the compensation expense was reversed.

In June 2020, the Company received a total of $50,000 from an investor in exchange for 142,857 shares of common stock of the Company at a price of $0.35 per share.

In June 2020, the Company issued 100,000 shares of common stock and a warrant to purchase 250,000 shares of common stock in conjunction with a convertible promissory note (see Notes 4 and 10).

In October 2020, the Company received a total of $35,000 from investors in exchange for 26,316 shares of common stock of the Company at a price of $1.33 per share.

In November 2020, the Company issued 65,000 shares of common stock, at a value of $55,900 or $0.86 per share, in conjunction with an agreement for financial advisory consulting services The value of the consulting services has been recorded as selling, general and administrative expenses in the Company’s statement of operations. The fair market value of the shares was determined based the on the Company’s closing price on the date of issuance.

In November 2020, the Company purchased, from a third-party prior note holder, and returned to treasury stock 87,849 shares of common stock for a purchase price of $36,413.

In December 2020, the Company received $5,000 from an investor in exchange for 3,759 shares of common stock for a purchase price of $1.33 per share.

In December 2020, the Company issued a warrant to purchase 135,000 shares of common stock in conjunction with a convertible promissory note (see Notes 4 and 10).

In December 2020, the holder of one of the convertible notes, converted principal and unpaid accrued interest totaling $118,800 into 339,429 shares of common stock (see Note 4).

NOTE 10.	STOCK OPTIONS AND WARRANTS

In 2017, the Company’s Board of Directors approved the 2017 Employee and Consultant Stock Ownership Plan, (the “Plan”). The Plan provides that the Board of Directors may grant stock units, incentive stock options and non-statutory stock options to officers, key employees and certain consultants and advisors to the Company up to a maximum of 2,500,000 shares. Stock options granted under the Plan have ten-year terms with vesting terms to be determined by the administrator of the Plan. Stock unit grant terms will be set by the administrator and at the discretion of the administrator, be settled in cash, shares, or a combination of both.

The Black-Scholes valuation model was utilized to estimate the fair value of the time-based options. No time-based options were granted during the year ended December 31, 2020. The weighted average assumptions utilized in the valuation of the time-based option awards granted during the year ended December 31, 2019 are summarized as follows:

(1) Expected volatility is based on the historical volatilities of comparable public companies.

(2) Risk-free interest rate is based on the yields from US State Treasury zero-coupon issues for a term consistent with the expected life of the awards in effect at the date of grant.

(3) Expected life of the option

(4) The Company currently has no expectation of paying cash dividends on its common stock.

Assumptions
Expected volatility rate	88%
Expected dividend yield	0%
Average risk-free interest rate	2.51%
Expected term years	3.0

The Company recorded pretax stock compensation expense of $21,807 and $157,168 during the years ended December 31, 2020 and 2019, respectively. Stock-based compensation is included in selling, general, and administrative expense in the accompanying statements of operations.  Stock-based compensation expense is based on awards ultimately expected to vest. Total unrecognized stock-based compensation cost related to unvested time-based stock options was $5,288 as of December 31, 2020 and is expected to be recognized over a weighted-average period of 12 months.

	Number of shares	Weighted Average Exercise Price		Weighted Average Contractual term (years)
Options outstanding at December 31, 2018	-	$		-

Granted	651,250		0.71	2.5

Exercised	-		-	-

Forfeited	(206,250)		0.71	2.5

Expired	-		-	-

Options outstanding at December 31, 2019	445,000		$.71	2.5

Granted			-

Exercised	-		-

Forfeited	-		-	-

Expired	-		-	-

Options outstanding at December 31, 2020	445,000		$0.71	1.5

Exercisable at December 31, 2020	360,000		$0.71	1.5

Options exercisable and expected to vest at December 31, 2020	445,000		$0.71	1.5

The following table summarizes the information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable at December 31, 2020:

Date Issued	Exercise Price	Number Outstanding	Expiration Date
December 1, 2018	$0.71	100,000	December 1, 2023
May 1, 2020	$0.52	100,000	May 1, 2025
June 4, 2020	$0.35	714,206	June 30, 2023
December 1, 2020	$0.55	368,182	December 1, 2023
		1,282,388

On May 1, 2020, the Company issued a warrant to a third party to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.52 per share. The warrant is fully vested upon issuance and expires May 1, 2025. Compensation expense of $37,149 has been recorded in selling, general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2020. The Company utilizes the Black Scholes valuation model which relies on certain assumptions to estimate the warrant’s fair value. The assumptions used in the determination of the fair value of the warrant awarded are provided in the table below.

Assumptions
Expected volatility rate	95%
Expected dividend yield	0%
Average risk-free interest rate	.36%
Expected term years	5.0

On June 4, 2020, the Company issued a warrant to purchase 250,000 shares of the Company’s common stock in conjunction with a convertible promissory note. The warrant entitles the holder to purchase 250,000 shares of common stock at an exercise price of $1.00 per share. If held by the initial purchaser of the Private Warrant or certain permitted transferees, the purchase can occur on a cashless basis. The warrant will expire on June 30, 2023 or earlier upon redemption or liquidation.

The warrant qualified for equity accounting as the warrant did not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The warrant was measured at fair value at the time of issuance and classified as equity.

The Company valued the warrant using the Black-Scholes valuation model and recorded the warrant as a reduction of the note included in the debt discount balance. The following table summarizes the assumptions used in the valuation model to determine the fair value of the warrant:

Fair Value of Common Share	$0.51
Exercise Price	$1.00
Risk Free Rate	0.36%
Expected Life (Yrs.)	3.00
Volatility	95.00%

In June 2020, subsequent stock issuances triggered the warrant reset feature, resulting in an increase in underlying shares to 714,286 from 250,000 and a reduction in exercise price to $0.35 per share. The reset was recorded as a reduction to retained earnings and an increase in additional paid-in-capital of $371,069.

On December 1, 2020, the Company issued a warrant to purchase 135,000 shares of the Company’s common stock in conjunction with a convertible promissory note. The warrant entitles the holder to purchase 135,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant expires on December 1, 2023.

The warrant qualified for equity accounting as the warrant did not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The warrant was measured at fair value at the time of issuance and classified as equity.

The Company valued the warrant using the Monte Carlo pricing model and recorded the warrant as a reduction of the note included in the debt discount balance. The following table summarizes the assumptions used in the valuation model to determine the fair value of the warrant:

Fair Value of Common Share	$0.8-0.89
Exercise Price	$1.50
Risk Free Rate	0.11-0.26%
Expected Life (Yrs.)	2.96-3
Volatility	147.4-254.4%

In December 2020, the subsequent issuance of convertible promissory notes with certain terms triggered the warrant reset feature, resulting in an increase in underlying shares of common stock to 368,182 from 135,000 and a change in exercise price to $0.55 per share. The reset was recorded as a reduction to retained earnings and in an increase to additional paid-in-capital of $136,238.

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

The Company has evaluated subsequent events that have occurred through the date of this filing and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements, except as disclosed below.

In February and March 2021, the Company repaid $50,000 of its related party notes payable for a total outstanding of $282,500.

In February and March 2021, holders of convertible promissory notes converted principal and accrued interest totaling $184,900 into 1,019,113 shares of common stock.

In February 2021, the Company issued 1,100,000 shares of common stock to the Company’s CEO as compensation expense.

In February 2021, the Company issued 1,084,120 shares of common stock in conjunction with various agreements for financial advisory consulting services.

Pursuant to a financing commitment, on February 8, 2021 the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of convertible promissory notes in the principal amount totaling $1,000,000 and at a purchase price of 950,000. The first closing occurred upon the execution of the material definitive agreement in the face amount of $500,000, for a purchase price of $475,000. The second closing is in the face amount of $250,000 for a purchase price of $237,500, which was received on March 5, 2021, and the third closing in the face amount of $250,000 for a purchase price of $237,500. The notes mature 1 year from issuance. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price equal to the lower of $0.40 per share or at a price equal to 70% of the outstanding share price. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The Company shall issue irrevocable transfer agent instructions reserving 15,471,894 shares of common stock for conversions under the note. In conjunction with the note the Company issued a warrant to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.40 per share. The warrant expires on February 8, 2026. The Company is determining the accounting impact of this transaction on the financial statements.

SUPPLEMENTARY DATA

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by the Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets.

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and,

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management identified the following material weaknesses:

•	we do not have an Audit Committee – While not being legally obligated to have an Audit Committee, it is the management’s view that such a committee, including a financial expert board member, is an utmost important entity level control of the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

•	we have not performed a risk assessment and mapped our processes to control objectives.

•	we have not implemented comprehensive entity-level internal controls.

•	we have not implemented adequate system and manual controls; and

•	we do not have sufficient segregation of duties.

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of December 31, 2020.

Remediation of Material Weaknesses

Management understands that in order to remediate the material weaknesses, additional segregation of duties, changes in personnel and technologies are necessary. We will not consider these material weaknesses fully remediated until management has implemented and tested those internal controls and found them to be operating effectively.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

We implemented no changes to our internal control over financial reporting during the year ended December 31, 2020.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the date such person became a director or executive officer. Our executive officers are appointed by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

The following table presents information with respect to our officers, directors and significant employees as of December 31, 2020:

Name	Age	Position
Matthew Wolfson	49	Chief Executive Officer, President, Chief Financial Officer, Sole Director

Biographical Information Regarding Officers and Directors

Mr. Wolfson has been our sole officer and director since inception. Mr. Wolfson is a Phoenix based entrepreneur with a keen interest in technology and design. He is the founder of Electromedical Technologies, Inc. and has been the CEO and has worked full-time for the Company since he began researching and developing the WellnessPro in 2003.

As an entrepreneur he has been involved in several successful companies, in the early 90’s, Matthew Wolfson co-founded Globalcom 2000 and entered into the prepaid phone card business, which at that time was an almost unknown market. Globalcom 2000 became one of the largest phone card companies in the United States.

In 1994, he developed an interest in the telecom “International Callback” business and co-founded One World Communications. He subsequently travelled the world, opening up over 150 training centers and helped create the world’s largest International global sales force selling telecom services.

Term of Office

All of our directors are appointed for a one-year term to hold office until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Our executive officers are appointed by our Board of Directors and hold office until removed by the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% stockholders during the fiscal year ended December 31, 2020 were satisfied.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present director (or person nominated to become director), executive officer, founder, promoter or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  To the knowledge of the Company, there have been no reported violations of the Code of Ethics.

Whistleblower Procedures Policy

In accordance with the requirements of Section 301 of the Sarbanes-Oxley Act of 2002, the Board of Directors of the Company has adopted a Whistleblower Procedures Policy, stating that all employees of the Company are strongly encouraged to report any evidence of financial irregularities which they may become aware of, including those with respect to internal controls, accounting or auditing matters.  Under the Whistleblower Procedures Policy, the management of the Company shall promptly and periodically communicate to all employees with access to accounting, payroll and financial information the means by which they may report any such irregularities.  In the event an employee is uncomfortable for any reason reporting irregularities to his or her supervisor or other management of the Company, employees may report directly to any member of the Board of Directors of the Company.  The identity of any employee reporting under these procedures will be maintained as confidential at the request of the employee or may be made on an anonymous basis.  Notice must be provided to all of the Company’s employees with access to accounting, payroll and financial information in respect of these procedures.

The Company does not have any Committees of the Board

CORPORATE GOVERNANCE

Director Independence

We are not listed on a major U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

Board Leadership Structure

We currently have one executive officer who is also a Director. Our Board has reviewed the Company’s current Board leadership structure. In light of the Company’s size, nature of the Company’s business, regulatory framework under which the Company operates, stockholder base, the Company’s peer group and other relevant factors, the Company has determined that this structure is currently the most appropriate Board leadership structure for our company. Nevertheless, the Board intends to carefully evaluate from time to time whether our current structure should be modified based on what the Board believes is best for the Company and our stockholders.

Board Role in Risk Oversight

Risk is inherent in every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, and regulatory risks. While our management is responsible for day to day management of various risks we face, the Board, as a whole, is responsible for evaluating our exposure to risk and to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and discusses policies with respect to risk assessment and risk management. The Board also has oversight responsibility with respect to the integrity of the Company’s financial reporting process and systems of internal control regarding finance and accounting, as well as its financial statements.

Audit Committee

The Board does not currently have a standing Audit Committee. The full Board performs the principal functions of the Audit Committee. The full Board monitors our financial reporting process and internal control system and reviews and appraises the audit efforts of our independent accountants.

Compensation Committee

The Board does not currently have a standing Compensation Committee. The full Board establishes our overall compensation policies and reviews recommendations submitted by our management.

Nominating Committee

The Board does not currently have a standing Nominating Committee. We do not maintain a policy for considering nominees. Our Bylaws provides that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law. The Board of Directors shall be large enough to maintain our required expertise but not too large to function efficiently. Director nominees are recommended, reviewed and approved by the entire Board. The Board believes that this process is appropriate due to the relatively small number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee’s recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our President, Matthew Wolfson, 16561 North 92nd Street, Suite 101, Scottsdale, AZ 85260, that includes all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Compensation Consultants

We have not historically relied upon the advice of compensation consultants in determining Named Executive Officer compensation. Instead, the full Board reviews compensation levels and makes adjustments based on their personal knowledge of competition in the market place, publicly available information and informal surveys of human resource professionals.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at Electromedical Technologies, Inc., Attention: Mathew Wolfson, 16561 North 92nd Street, Suite 101, Scottsdale, AZ 85260. The Board shall review and respond to all correspondence received, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

Our sole director, Matthew Wolfson, who is also our chief executive officer, chief financial officer, receives a base salary of $20,000 per month in compensation, as part of an Executive Compensation Agreement signed with the Company, attached hereto. In addition, Mr. Wolfson is due $500,000 to be paid at a later date on determination of the board of directors, as an initial payment for this Executive Compensation Agreement. Mr. Wolfson’s Employment Contract is attached hereto.

Mr. Wolfson receives no compensation for serving as the Chairman and sole director of the Company. During the Director’s term, the Company reimburses the Director for all reasonable out-of-pocket expenses incurred by the Director in attending any in-person meetings, provided that the Director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses. Any reimbursements for allocated expenses (as compared to out-of-pocket expenses of the Director in excess of $500.00) must be approved in advance by the Company

Executive Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Matthew Wolfson	2020	240,000	$0	$0	0	$0	$0	$0	$240,000	(2)
Matthew Wolfson	2019	$111,992.43	$500,000.00	$0	$0	$0	$0	$0	$611,992.43	(2)
Matthew Wolfson	2018	$0	$0	$0	$0	$0	$0	$0	$0	(1)

(1)	Mr. Wolfson received no compensation during 2018. In July 2017, the Company entered into a $250,000 promissory note with Mr. Wolfson, whereby he loaned the Company $250,000. The proceeds were used for operations and Regulation A+ offering costs. The promissory note began accruing interest on October 1, 2018 at 2% per annum, compounded monthly. The unpaid principal balance and accrued interest are due within ten days of the maturity date on September 30, 2020. Included in the accompanying balance sheets is $261,304 due from the Company’s CEO as of December 31, 2018. In 2018, $250,000 of the amount due from the Company’s CEO has been net against the note payable due the CEO, leaving a receivable of $11,304. As of December 31, 2019, the note payable and accrued interest are deemed paid in full. Mr. Wolfson has no outstanding equity awards at December 31, 2020. The Company issued Mr. Wolfson 1,100,000 common shares registered on Form S-8 on February 16, 2021 as a bonus.

(2)	In October 2019, the Company entered into an employment agreement with the Company’s CEO. The terms of the agreement include an annual base salary of $240,000 and a signing bonus of $500,000, as well as discretionary annual bonuses and participation in long-term incentive plans. The signing bonus may be paid in shares of the Company’s common stock. The agreement remains in effect until the earlier of the discharge or resignation of the CEO. In conjunction with the agreement, the $500,000 signing bonus has been accrued and included in selling, general and administrative expenses in the accompanying statement of operations during the year ended December 31, 2019. On November 1, 2019, the Company’s board of directors and the majority of shareholders awarded CEO, Matthew Wolfson, 500,000 shares of Series A Preferred stock, which was valued at $355,000 or $.71 per share. The shares were issued as partial payment for the $500,000 signing bonus, for which $145,000 remained payable at December 31, 2019. During the year ended December 31, 2020, the Company paid the Company’s CEO $124,022 towards the balance of the 2019 signing bonus. Total amount outstanding at December 31, 2020 is $20,978.

Director Compensation Table

Directors	Title	Monthly Compensation
Matthew Wolfson(1)	Chief Executive Officer, Chief Financial Officer and Chairman	$20,000	(1)(2)

(1)	Mr. Wolfson owns 15,406,250 common shares and 500,000 Series A Preferred Shares. Please see “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT for additional information.

(2)	In addition to Mr. Wolfson’s monthly compensation, which is outlined here, he receives additional compensation as part of this Executive Compensation Agreement. This Agreement is attached hereto.

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Equity Awards at December 31, 2020

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date hereof, here is information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons (currently none) which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the shares of Common Stock.

The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities.

The following table is based on the number of shares outstanding totaling 30,379,033 as of March 29, 2021.

The following table sets forth certain information as of March 29, 2021 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock; and (ii) each director, director nominee, and Named Executive Officer. The footnotes below pertain to total shares, voting rights and conversion shares, and provide other explanations.

Name of Beneficial Owner	Common Shares Owned	Percent of Common(1)	Series A Owned	Series A Votes(2)	Voting Shares(3)(4)		Voting Power(3)
Matthew Wolfson	15,406,250	50.7%	500,000	50,000,000	65,406,250	(4)	81.4	%(4)
7460 E Tuckey Ln Scottsdale, AZ 85250

Diana Kaplan Le Chateau Le Village 1 Rue DE Saverdun St. Martin D’Oydes 09100 France	4,228,248	13.9%			4,228,248		5.3%

Blue Ridge Enterprises LLC(5)	3,928,249	12.9%			3,928,249		4.9%
5256 S Mission Rd
Bonsall, CA 92003

Redstone Communications, LLC 10417 Windmere Blvd. Carmel, IN 46032	1,721,714	5.7%			1,702,917		2.1%

1)	Based on 30,379,033 common shares outstanding

2)	Based on 100 votes of common share equivalents for each Series A Preferred held

3)	Based on combined voting power of Mr. Wolfson’s common shares and common share equivalent rights as a holder of Series A Preferred Shares.

4)	Based on 80,379,033 total possible votes assuming voting of Mr. Wolfson’s Series A Preferred Shares.

5)	Blue Ridge Enterprises, LLC is controlled by Donald Steinberg.

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership, voting power and investment power with respect to the shares of Company preferred stock and common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2019, the Company entered into various promissory notes totaling $318,000 with a related party, Donald Steinberg the sole member and manager of Blue Ridge Enterprises, LLC (“Blue Ridge”), a California limited liability company.  The Company entered into additional promissory notes with the related party for $84,500 and repaid $70,000 of promissory notes during the year ended December 31, 2020, for a total of $332,500 outstanding. In February and March 2021, the Company repaid $50,000 of its related party notes payable for a total outstanding of $282,500.

All notes mature at various times in 2020 and 2021. Interest will accrue at 10% per annum from the due date thereon until all principal is paid in full. Proceeds from the loans were used for operations. On November 1, 2018, the Company entered into a  KISS agreement with Blue Ridge in consideration for Blue Ridge rendering services under a consulting agreement in which Blue Ridge agreed to review the Company’s business plans, marketing and market development strategy, distribution network expansion, mergers and acquisitions, and analyzing corporate structure. Mr. Steinberg and Blue Ridge are thus associates of the Company and related parties. Consideration for the Company’s issuance of the KISS agreement included a $35,000 purchase price from Blue Ridge, and is non-interest bearing, matures twelve months from the issuance date on November 1, 2019, and has been recorded as KISS liability-related party in the current liabilities section of the Company’s balance sheet. Upon (a) the maturity date of November 1, 2019; (b) in the event of a “Next Equity Financing” where the Company sells its preferred shares from which the Company receives not less than $1 million dollars; or, (c) a corporate transaction in which all or substantially all of the Company’s assets are sold, merged or consolidated into another entity, Blue Ridge may, at its option, convert the principal of the KISS into common shares of Company. The Company’s obligation under the KISS agreement is to solely convert the KISS note upon election of Blue Ridge. In October 2019, the related party converted 1,000,000 of the conversion shares at a value of $197,942. On September 23, 2020, Blue Ridge converted the remaining shares of 7,156,497 at a value of $1,452,575.

In July 2017, the Company entered into a $250,000 promissory note with its CEO, Matthew Wolfson. Mr. Wolfson is considered a Related Party since he is the Company’s Principal Executive Officer. The proceeds were used for operations and Regulation A+ offering costs. The promissory note began accruing interest on the interest commencement date of October 1, 2018 at 2% per annum, compounded monthly. The note payable and accrued interest of $3,775 are deemed paid in full as of December 31, 2019.

In August 2019, the Company’s CEO personally repaid $100,000 of a note payable due to a third-party and was recorded as a reduction of the CEO’s amount due the Company.

During the year ended December 31, 2019, the Company’s CEO personally sold 693,750 shares of his common stock to several employees at par value.

The Company’s CEO personally guarantees certain amounts due under its long-term debt agreements.

In October 2019, the Company entered into an employment agreement with the Company’s CEO. The terms of the agreement include an annual base salary of $240,000 and a signing bonus of $500,000, as well as discretionary annual bonuses and participation in long-term incentive plans. The signing bonus may be paid in shares of the Company’s common stock. The agreement remains in effect until the earlier of the discharge or resignation of the CEO. In conjunction with the agreement, the $500,000 signing bonus has been accrued and included in selling, general and administrative expenses in the accompanying statement of operations during the year ended December 31, 2019. On November 1, 2019, the Company’s board of directors and the majority of shareholders awarded CEO, Matthew Wolfson, 500,000 shares of Series A Preferred stock, which was valued at $355,000 or $.71 per share. The shares were issued as partial payment for the $500,000 signing bonus, for which $145,000 remained payable at December 31, 2019. During the year ended December 31, 2020, the Company paid the Company’s CEO $124,022 towards the balance of the 2019 signing bonus. Total amount outstanding at December 31, 2020 is $20,978.

On February 16, 2021, the Company issued Matthew Wolfson 1,100,000 shares of common stock registered on Form S-8.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31:

	2020	2019
Audit fees (1)	$48,400	$31,000
Audit-related fees (2)	-	-;
Tax fees (3)	$4,210	$6,310
All other fees (4)	$3,705	$2,500

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements, the review of the interim financial statements included in quarterly reports and services that are normally provided by dbbmckennon in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC and non-SEC securities offerings.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees” by dbbmckennon.

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state, and international tax compliance, acquisitions and international tax planning.

(4)	All other fees consist of fees for products and services other than the services reported above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements of Electromedical Technologies, Inc. are included in “Item 8. Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Changes in Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(a)(2) Financial Statement Schedules

None.

* In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(a)(3) Exhibits

Exhibit No.	Description of Exhibit	Location

3.1	Certificate of Incorporation.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.2	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 9, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.3	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on July 9, 2020 increasing authorized common stock to 50 million shares.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.4	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on November 1, 2019 designating Series A Preferred Shares.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.5	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on August 23, 2017 converting from a limited liability company to a C corporation.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.6	Corporate Bylaws.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

4(vi)	Description of Securities	Incorporated by reference to the Company’s Form 8a-12g filed August 5, 2020.

10.1	Employment Contract; Matthew Wolfson Chief Executive Officer, as amended.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.2	Rule 10b5-1 Sales Plan – Wolfson	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.3	Agility Warrant Agreement, December 1, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.4	Agility Warrant Agreement, May 1, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.5	E-Business International, Inc. Stock Purchase Agreement, November 29, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.6	E-Business International, Inc. Stock Purchase Agreement Product Development, November 29, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.7	Consulting Agreement, Brenda Andrews, July 1, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.8	Consulting Agreement, Blue Ridge Enterprises, July 9, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.9	Consultant Agreement and directors resolution, October 21, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.10	Stock Purchase Agreement Stephanie Campbell, March 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.11	Stock Purchase Agreement Petar Gajic, March 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.12	Consent Action for Iakovos Tsakalidis Issuance, October 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.13	Option Agreement Kishkovskiy, March 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.14	Stock Purchase Agreement, Kelly Lauren Myers, March 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.15	Consent Action Nikolai Ogorodnikov Issuance October 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.16	Options Agreement Alexander Pedenko June 20, 2019	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.17	Consent Action PYP Enterprises July 1, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.18	Consulting Agreement PYP Enterprises, July 1, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.19	Stock Purchase Agreement Nicholas Rosin, March 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.20	KISS Agreement Blue Ridge Enterprises, LLC, July 6, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.21	Convertible Promissory Note Luis Lu December 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.22	Consulting Agreement Robert L. Hymers III, February 11, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.23	Consulting Agreement Redstone Communications, LLC, February 27, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.24	Sales Agreement Edgar Villanueva, October 25, 2017.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.25	Consent Action for Iakovos Tsakalidis, October 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.26	Consent Action for Nikolai Ogorodnikov, October 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.27	Amendment to KISS Agreement, March 22, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.28	Convertible Promissory Note, Ben and Carol Howden, May 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.29	Notice of Conversion - Howden, October 24, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.30	Taubman Subscription Agreement, October 31, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.31	Consent Action for Gene Taubman, October 31, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.32	Consulting Agreement, Robert L. Hymers III, February 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.33	Amended Consulting Agreement, Robert L. Hymers III, June 28, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.34	Stock Purchase Agreement dated June 15, 2020 with Pro Active Partners.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.35	Stock Purchase Agreement dated June 4, 2020 with Vista Capital Investments, LLC.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.36	Convertible Promissory Note dated June 4, 2020 with Vista Capital Investments, LLC.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.37	Warrant Issued to Vista Capital Investments, LLC dated June 4, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.38	July 21, 2020 Convertible Promissory Note with JRD-HD Enterprises III, LLC.	Filed herewith.

10.39	July 21, 2020 Securities Purchase Agreement with JRD-HD Enterprises III, LLC.	Filed herewith.

10.40	August 4, 2020 Note Purchase Agreement with JRD-HD Enterprises III, LLC.	Incorporated by reference to the Company’s Form 8a-12g filed August 5, 2020.

10.41	August 4, 2020 8% Convertible Note with JRD-HD Enterprises III, LLC.	Incorporated by reference to the Company’s Form 8a-12g filed August 5, 2020.

10.42	August 11, 2020 10% Convertible Promissory Note with Redstart Holdings Corp.	Filed herewith.

10.43	August 11, 2020 Securities Purchase Agreement with Redstart Holdings Corp.	Filed herewith.

10.44	September 3, 2020 Convertible Promissory Note JR-HD Enterprises, III, LLC.	Filed herewith.

10.45	September 3, 2020 Note Purchase Agreement with JR-HD Enterprises, III, LLC.	Filed herewith.

10.46	September 8, 2020 10% Convertible Promissory Note with Redstart Holdings Corp.	Filed herewith.

10.47	September 8, 2020 Securities Purchase Agreement with Redstart Holdings Corp.	Filed herewith.

10.48	September 28, 2020 Convertible Promissory Note with JSJ Investments, Inc.	Filed herewith.

10.49	October 22, 2020 Convertible Promissory Note with Redstart Holdings Corp.	Filed herewith.

10.50	November 3, 2020 Securities Purchase Agreement with JR-HD Enterprises, III, LLC.	Filed herewith.

10.51	November 3, 2020 Convertible Note with JR-HD Enterprises, III, LLC.	Filed herewith.

10.52	December 1, 2020 Convertible Note with Jefferson Street Capital, LLC.	Filed herewith.

10.53	December 1, 2020 Securities Purchase Agreement with Jefferson Street Capital, LLC.	Filed herewith.

10.54	December 3, 2020 Securities Purchase Agreement with JR-HD Enterprises, III, LLC.	Filed herewith.

10.55	December 3, 2020 Convertible Promissory Note with JR-HD Enterprises, III, LLC.	Filed herewith.

10.56	December 14, 2020 Securities Purchase Agreement with GS Capital Partners, LLC.	Filed herewith.

10.57	December 14, 2020 Convertible Promissory Note with GS Capital Partners, LLC.	Filed herewith.

10.58	February 8, 2021 Securities Purchase Agreement, Warrant Agreement, Convertible Debenture and Registration Rights Agreement with YA II PN, Ltd.	Incorporated by reference to the Company’s Form 8-K filed February 12, 2021.

20.01	Amended 2017 Employee and Consultant Stock Ownership Plan.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [included in Exhibit 32.1].	Filed herewith.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2021

	By:	/s/Matthew Wolfson
Matthew Wolfson
Chief Executive Officer, Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew Wolfson, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Matthew Wolfson	Chief Executive Officer, Chief Financial Officer and Director	March 29, 2021
Matthew Wolfson