Form 10-Q
period 2021-03-31
Electromedical Technologies, Inc
filed 2021-05-14
CIK 1715819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021.

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

On March 31, 2021, and May 13, 2021, 30,379,033 and 34,697,316 shares of common stock were outstanding, respectively.

ITEM 1. FINANCIAL STATEMENTS

ELECTROMEDICAL TECHNOLOGIES, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$580,774	$264,913
Accounts receivable	21,872	17,694
Inventories	208,503	78,712
Prepaid expenses and other current assets	123,870	285,860
Total current assets	935,019	647,179

Other assets	13,601	20,601
Property and equipment, net	743,750	749,219
Total assets	$1,692,370	$1,416,999

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$213,331	$262,614
Credit cards payable	22,653	23,710
Accrued expenses and other current liabilities	199,299	201,814
Customer deposits	10,350	28,651
Convertible promissory notes, net of discount of $1,699,181 and $1,277,255, respectively	404,472	257,398
Related party notes payable	282,500	332,500
PPP loan	-	39,500
Notes payable	-	12,846
Long term debt, current portion	26,993	28,260
Derivative liabilities- convertible promissory notes	1,601,932	831,852
Total current liabilities	2,761,530	2,019,145

Long-term liabilities:
Bank debt, net of current portion	539,664	546,552
Government debt, net of current portion	155,900	154,302
Other liabilities	15,337	15,603
Total liabilities	3,472,431	2,735,602

Commitments and contingencies (Note 11)	-	-

Stockholders’ deficit
Series A Preferred Stock, 1,000,000 shares authorized and 500,000 outstanding	355,000	355,000
Common stock, $.00001 par value, 125,000,000 shares authorized; 30,379,033 and 27,175,800 shares outstanding at March 31, 2021 and December 31, 2020, respectively	301	269
Additional paid-in-capital	11,746,183	7,957,860
Accumulated deficit	(13,881,545)	(9,631,732)
Total stockholders’ deficit	(1,780,061)	(1,318,603)
	$1,692,370	$1,416,999

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

	2021	2020
Net sales	$166,440	$214,870

Cost of sales	41,591	64,513

Gross profit	124,849	150,357

Selling, general and administrative expenses	1,689,383	588,150

Loss from operations	(1,564,534)	(437,793)

Other income (expense)
Interest expense	(1,060,302)	(14,948)
Change in fair value of derivative liabilities- convertible promissory notes	14,798	-
Forgiveness of debt	50,082	-
Other income (expense)	(428)	1,500
Total other expense	(995,850)	(13,448)

Net loss	$(2,560,384)	$(451,241)

Weighted average shares outstanding – basic and diluted	28,557,027	18,161,124
Weighted average loss per share – basic and diluted	$(0.09)	$(0.02)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

							Total
	Preferred Stock		Common Stock		Paid - in	Accumulated	Stockholders'
	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance, December 31, 2020	$355,000	500,000	$269	27,175,800	$7,957,860	$(9,631,732)	$(1,318,603)

Shares issued for consulting services	-	-	11	1,084,120	693,826	-	693,837

Warrant issued in conjunction with convertible promissory note	-	-	-	-	420,096	-	420,096

Warrants reset in conjunction with convertible promissory notes	-	-	-	-	1,689,429	(1,689,429)	-

Conversion of convertible promissory notes	-	-	10	1,019,113	380,093	-	380,103

Stock-based compensation	-	-	11	1,100,000	604,879	-	604,890

Net loss	-	-	-	-	-	(2,560,384)	(2,560,384)

Balance, March 31, 2021	$355,000	500,000	$301	30,379,033	$11,746,183	$(13,881,545)	$(1,780,061)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE PERIOD ENDED MARCH 31, 2020

(UNAUDITED)

	Series A						Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance, December 31, 2019	$355,000	500,000	$177	17,900,639	$2,713,087	$(5,252,701)	$(2,184,437)
	-	-	-	-	-
Shares issued in conjunction with vendor settlement	-	-	-	10,355	7,352	-	7,352

Shares issued for consulting services	-	-	6	600,000	289,994	-	290,000

Stock -based compensation	-	-	-	-	5,265	-	5,265

Net loss	-	-	-	-	-	(451,241)	(451,241)

Balance, March 31, 2020	$355,000	500,000	$183	18,510,994	$3,015,698	$(5,703,942)	$(2,333,061)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

	2021	2020
Cash flows from operating activities:
Net loss	$(2,560,384)	$(451,241)
Adjustments to reconcile net loss to
net cash used in operating activities: Stock-based compensation expense	1,298,727	295,265
Depreciation and amortization	5,469	5,469
Forgiveness of debt	(49,783)	-
Amortization of debt discount and day one derivative loss and warrant expense	1,010,601	-
Change in fair value of derivative liabilities- convertible promissory notes	(14,798)	-
Change in operating assets and liabilities:
Accounts receivable	(4,178)	(1,649)
Inventories	(129,791)	(2,600)
Prepaid expenses and other current assets	161,990	13,470
Other assets	7,000	(3,795)
Accounts payable	(42,284)	23,611
Credit cards payable	(1,057)	(1,472)
Accrued expenses and other current liabilities	9,817	17,315
Customer deposits	(18,301)	(95,140)
Other liabilities	(265)	11,186
Net cash (used in) provided by operating activities	(327,237)	699

Cash flows from financing activities:
Short-term financing	-	(15,643)
Repayments on bank debt	(6,556)	(4,175)
Related party notes payable-net	(50,000)	58,000
Issuance of convertible promissory notes	712,500	-
Repayments on notes payable	(12,846)	-
Net cash provided by financing activities	643,098	38,182

Net increase in cash and cash equivalents	315,861	38,881

Cash and cash equivalents, beginning of period	264,913	-

Cash and cash equivalents, end of period	$580,774	$38,881
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16,356	$14,396
Income taxes	$-	$-

Non-cash investing and financing activities:

Shares issued in conjunction with vendor settlement	$-	$7,352
Warrants, issued in conjunction with convertible promissory note	$420,096	$-
Derivative liabilities issued in conjunction with convertible promissory notes	$974,931	$-
Conversion of convertible promissory notes, derivative liabilities and accrued interest into shares of common stock	$380,103	$-

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

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

Accounting Method

The accompanying unaudited financial statements of Electromedical Technologies, Inc. have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Rule 8-03 of Regulation S-X per Regulation A requirements. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These interim financial statements should be read in conjunction with the audited annual financial statements of the Company as of and for the year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year.

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

Going Concern

Since inception, the Company has incurred approximately $11.7 million of accumulated net losses. In addition, during the three months ended March 31, 2021, the Company used $327,237 in operations and had a working capital deficit of $1,826,511. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all of its obligations as they come due for the next twelve months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.

As a result, there is significant uncertainty whether the entity will continue as a going concern and, therefore, whether it will realize its assets and settle its liabilities and commitments in the normal course of business and at the amounts stated in the financial statements.

Accordingly, no adjustments have been made to the financial statements relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might be necessary should the entity not continue as a going concern. At this time, management is of the opinion that no asset is likely to be realized for an amount less than the amount at which it is recorded in the financial statements as at March 31, 2021.

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

Revenues are recognized when performance obligations are satisfied through the transfer of promised goods to the Company’s customers. Control transfers upon shipment of product and when the title has been passed to the customers. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue is recorded net of sales taxes collected from customers on behalf of taxing authorities, allowance for estimated returns, chargebacks, and markdowns based upon management’s estimates and the Company’s historical experience. The Company’s liability for sales return refunds is recognized within other current liabilities, and an asset for the value of inventory which is expected to be returned is recognized within other current assets on the balance sheets. The Company generally allows a 30 day right of return to its customers. As of March 31,2021 and December 31, 2020, the sales returns allowance was $6,990.

Certain larger customers pay in advance for future shipments. These advance payments totaled $10,350 and $28,651 at March 31, 2021 and December 31, 2020, respectively, and are recorded as customer deposits in the accompanying balance sheets. Revenue related to these advance payments is recognized upon shipment to the distributor or the end-customer.

At the completion of the initial three-year warranty, the Company sells extended warranties for periods ranging from one to three years. Revenue is recognized on a straight-line basis over the term of the contract. At March 31, 2021 and December 31, 2020, deferred revenue of $35,543 and $35,200, respectively, is recorded in connection with these extended warranties.

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

The Company had two significant customers (Customers A and B), that accounted for approximately 12.4% and 18.6% of net sales for the three months ended March 31, 2021. Customer A accounted for approximately 29.3% of sales for the three months ended March 31, 2020. There were no amounts outstanding from these customers at March 31, 2021 and December 31, 2020. Amounts due these customers totaled $12,500 and $12,100 at March 31, 2021 December 31, 2020, respectively for commissions and reimbursements. Customer deposits on hand from Customer A totaled $10,350 and $28,651 at March 31, 2021 and December 31, 2020, respectively. The loss of these customers would have a significant impact on the operations and cash flows of the Company.

The Company’s supplier concentrations expose the Company to business risks, which the Company mitigates by attempting to diversify its supply chain. Supplier concentrations consisted of one significant supplier in China that accounted for approximately 96% and 94% of total net purchases for the three months ended March 31, 2021 and 2020, respectively. There were no amounts outstanding due this supplier at March 31, 2021 and December 31, 2020. The loss of key vendors may have a significant impact on the operations and cash flows of the Company.

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

Disclosure of Fair Value

The disclosure requirements within Accounting Standards Codification (ASC) Topic 820-10, Fair Value Measurement, require disclosure of estimated fair values of certain financial instruments. For financial instruments recognized at fair value in the Company’s statements of operations, the disclosure requirements of ASC Topic 820-10 also apply. The methods and assumptions are set forth below:

•	Cash and cash equivalents are carried at cost, which approximates fair value.

•	The carrying amounts of receivables approximate fair value due to their short-term maturities.

•	The carrying amounts of payables approximate fair value due to their short-term maturities.

•	Derivative liabilities are adjusted to fair value utilizing the Lattice method

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

The levels of the fair value hierarchy into which the Company’s assets and liabilities fall as of March 31, 2021 are as follows:

	Level 1	Level 2	Level 3	Total
Liabilities

Derivative liabilities – convertible promissory notes	$-	$-	$1,601,932	$1,601,932

Total fair value	$-	$-	$1,601,932	$1,601,932

The levels of the fair value hierarchy into which the Company’s assets and liabilities fall as of December 31, 2020 are as follows:

	Level 1	Level 2	Level 3	Total
Liabilities

Derivative liabilities – convertible promissory notes	$-	$-	$831,852	$831,852

Total fair value	$-	$-	$831,852	$831,852

The following table presents changes during the three months ended March 31, 2021 in Level 3 liabilities measured at fair value on a recurring basis:

Fair value- December 31, 2020	$831,852
Net unrealized gain	(14,798)
Derivative liabilities in conjunction with convertible promissory notes	974,931
Conversion of convertible promissory notes	(190,053)
Fair value- March 31, 2021	$1,601,932

See Note 6 for discussion of the Company’s valuation of the derivative liabilities.

Sales Taxes

FASB ASC Subtopic 605-45, Revenue Recognition – Principal Agent Considerations, provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in the financial statements for each period for which a statement of operations is presented if those amounts are significant. Sales taxes for the three months ended March 31, 2021 and 2020, were recorded on a net basis. Included in accrued expenses at, March 31, 2021 and December 31, 2020 is approximately $59,000 and $58,000 respectively, related to sales taxes.

Warranty

The Company warranties the sale of most of its products and records an accrual for estimated future claims. The standard warranty is typically for a period of three years. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The Company recorded a liability as of, March 31, 2021 and December 31, 2020 of $15,795 and $17,483, respectively. The expense is included in cost of sales in the statements of operations and within accrued expenses on the accompanying balance sheets.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share.  Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of March 31, 2021 and December 31, 2020, diluted net loss per share is the same as basic net loss per share for each period.

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

NOTE 3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31, 2021	December 31, 2020
Building	$875,000	$875,000
Furniture and equipment	24,987	24,987
	899,987	899,987
Less: accumulated depreciation and amortization	(156,237)	(150,768)
	$743,750	$749,219

Depreciation and amortization expense related to property and equipment was $5,469 for the three months ended March 31, 2021 and 2020. Depreciation and amortization are included in selling, general and administrative expenses on the accompanying statements of operations.

NOTE 4.	NOTES PAYABLE

In May 2018, the Company entered into a note payable with a third-party vendor as payment for an outstanding balance in the amount of $43,692. The note is interest free and requires monthly payments of $5,461 beginning June 15, 2018 with the remaining balance due and payable on December 15, 2018. The Company did not make timely payments as of December 15, 2018 which resulted in interest being accrued on the unpaid balance at a rate of ten percent beginning July 31, 2017. The outstanding principal balance as of December 31, 2020 of $12,846, and accrued interest of $5,154 was paid in full as of March 31, 2021. Accrued interest of $3,283 was forgiven and included in other income in the accompanying statement of operations

In April 2020, the Company received $39,500 in payroll protection program loans (“PPP”).  These loans provide for certain funding based on previous employment which in part may be forgivable under certain conditions. No payment is due during the deferral period which ends the earlier of the date of SBA forgiveness or ten months after the last day of the covered period. The remaining portion needs to be repaid over 2 years and carries a 1% annual interest rate. These loans require no collateral nor personal guarantees.  The loan was forgiven in its entirety in February 2021 and has been included in other income in the accompanying statement of operations.

Convertible Promissory Notes

The aggregate of convertible promissory notes is as follows:

Convertible promissory notes	March 31, 2021	December 31, 2020
Principal balance	$2,103,653	$1,534,653
Debt discount balance	(1,699,181)	(1,277,255)
Net Notes balance	$404,472	$257,398

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

In August 2020, the Company borrowed $103,000 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $100,000 include an original issue discount of $3,000. The notes mature on August 11, 2021. The lender has the right for 180 days from the issuance date to convert the debt into fully paid and non- assessable shares of common stock at a price of $1.00 per share. From the period 180 days from issuance to maturity, the lender has the right to convert the debt into fully paid and non-assessable shares of common stock at a price of 63% of market value. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $97,654 at the date of issuance and has been recorded as a discount on the note. (see Note 6). As of March 31, 2021, the lender converted the principal amount plus accrued interest into 519,113 shares of common stock at prices ranging from $0.1638 to $0.2659.

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

In September 2020, the Company borrowed $78,000 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $75,000 include an original issue discount of $3,000. The notes mature on September 8, 2021. The lender has the right for 180 days from the issuance date to convert the debt into fully paid and non- assessable shares of common stock at a price of $1.00 per share. From the period 180 days from issuance to maturity, the lender has the right to convert the debt into fully paid and non-assessable shares of common stock at a price of 63% of market value. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $74,238 at the date of issuance and has been recorded as a discount on the note. (see Note 6). As of March 31, 2021, the lender converted the principal amount plus accrued interest into 500,000 shares of common stock at a price of $0.1638 per share.

Pursuant to a previous financing commitment entered into September 28, 2020, received on October 1, 2020, the Company borrowed $108,000 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $100,000 include an original issue discount of $8,000. The notes mature on September 28, 2021. From the period 180 days from issuance to maturity, the lender has the right to convert the debt into fully paid and non-assessable shares of common stock at a price of 63% of market value. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $182,670 at the date of issuance and has been recorded as a discount on the note. The fair value of the derivative liability as of the date of issuance was in excess of the note resulting in full discount of the note and a charge to interest expense. (see Note 6).

Pursuant to a financing commitment, on October 22, 2020, the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of a convertible promissory note in the principal amount of $128,000 at a purchase price of $128,000. The note matures on October 22, 2021. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price equal to 65% of the outstanding share price. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $81,969 at the date of issuance and has been recorded as a discount on the note. (see Note 6).

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

Pursuant to a financing commitment, on December 1 2020, the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of a convertible promissory note in the principal amount of $172,800 at a purchase price of $160,000. Proceeds of $147,200 include an original issue discount of $12,800 and fees of $12,800. The note matures on December 1, 2021. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price equal to 70% of the outstanding share price. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of five percent (5%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $237,021 at the date of issuance and has been recorded as a discount on the note. The fair value of the derivative liability as of the date of issuance was in excess of the note resulting in full discount of the note and a charge to interest expense. (see Note 6).

In conjunction with the note the Company issued a warrant to purchase 135,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant expires on December 1, 2023. The fair value of the warrant of $190,144 has been recorded as a discount on the note. (see Note 9).

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

Pursuant to a financing commitment, on December 14, 2020, the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of a convertible promissory note in the principal amount of $110,000 at a purchase price of $105,000. The note matures on December 14, 2021. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price equal to the lower of $0.55 per share or at a price equal to 63% of the outstanding share price. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $229,713 at the date of issuance and has been recorded as a discount on the note. The fair value of the derivative liability as of the date of issuance was in excess of the note resulting in full discount of the note and a charge to interest expense. (see Note 6).

Pursuant to a financing commitment, on February 8, 2021 the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of convertible promissory notes in the principal amount totaling $1,000,000 and at a purchase price of $950,000. The first closing occurred upon the execution of the material definitive agreement in the face amount of $500,000, for a purchase price of $475,000. The second closing is in the face amount of $250,000 for a purchase price of $237,500, which was received on March 5, 2021, and the third closing in the face amount of $250,000 for a purchase price of $237,500. The notes mature 1 year from issuance. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price equal to the lower of $0.40 per share or at a price equal to 70% of the outstanding share price. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 15% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $691,234 at the date of issuance and has been recorded as a discount on the note. The fair value of the derivative liability as of the date of issuance was in excess of the note resulting in full discount of the note and a charge to interest expense. (see Note 6).

The fair value of the derivative liability is estimated using a Lattice pricing model with the following assumptions:

Market value of common stock	$0.5678
Expected volatility	254.6%
Expected term (in years)	1.0
Risk-free interest rate	0.11%

In conjunction with the note the Company issued a warrant to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.40 per share. The warrant expires on February 8, 2026. The relative fair value of the warrant of $420,096 has been recorded as a discount on the note. (see Note 10).

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

The beneficial conversion features and derivatives are initially recorded as a discount to the debt and amortized using the effective interest method. For the three months ended March 31, 2021, $1,010,601 of debt discount amortization day one derivative loss and fair market value of warrants are recorded as interest expense. The remaining debt discount of $1,699,181 will be amortized in 2021 and 2022. Additional interest expense of $37,312 and $0 has been recorded during the three months ended March 31, 2021 and 2020, respectively, with a total of $58,747 which is included in accrued and other liabilities.

The company has 72,775,123 shares of common stock reserved in conjunction with its outstanding convertible promissory notes and warrants.

NOTE 5.	LONG-TERM DEBT

Government Debt

In June 2020, the Company received a $150,000 economic injury disaster loan (“EIDL”). The loan accrues interest at a rate of 3.75% annually and is collateralized by all personal property and intangible assets of the Company. The loan has a 24-month moratorium on payments, after which monthly principal and interest payments of $731 will be made through the maturity date of June 2050.

Bank Debt

In September 2015, the Company entered into a credit agreement for a $700,000 term loan with a financial institution. Payment terms consist of monthly payments in arrears of $3,547 for the first year outstanding. The monthly payment then increases to $4,574 until the term loan matures on September 30, 2025, in which the remaining unpaid principal balance and accrued interest is due. The interest rate for the first year was 1.99% per annum and increased to 4.95% per annum for the remaining life of the term loan. The term loan is collateralized by a deed of trust in the office building. The proceeds were used to purchase a building for which the Company’s operations are located. The net principal balance outstanding on the term loan at March 31, 2021 and December 31, 2020 was $566,657 and $573,213, respectively. The term loan is personally guaranteed by the Company’s CEO.

In March 2020, the Company entered into an agreement with the financial institution to defer its monthly payments for three months through May 2020. Such payments and additional accrued interest have been deferred to the maturity date of the loan.

Related Party Notes Payable

The Company repaid $50,000 of promissory notes with a related party and significant shareholder, in the three months ended March 31, 2021, for a total of $282,500 outstanding. All notes mature at various times in 2020 and 2021. Interest will accrue at 10% per annum from the due date thereon until all principal is paid in full. Proceeds from the loans were used for operations. Interest expense totaled $2,837 and $0 for three months ended March 31, 2021 and 2020, respectively

The long-term debt agreements do not contain any financial covenants.

NOTE 6.	DERIVATIVE LIABILITIES

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

Based on the various convertible promissory notes described in Note 4, the fair value of applicable derivative liabilities on notes and the change in fair value of derivative liabilities are as follows for the three months ended March 31, 2021:

Derivative Liability - Convertible Promissory Notes
Balance as of December 31, 2020	$831,852
Conversion of convertible notes payable	(190,053)
Additions during the year	974,931
Change in fair value	(14,798)
Balance as of March 31, 2021	$1,601,932

The fair value of the derivative liabilities – convertible promissory notes at March 31, 2021 is estimated using a Lattice pricing model with the following assumptions:

Market value of common stock	$0.225
Expected volatility	182.6-210.7
Expected term (in years)	.38-.95
Risk-free interest rate	0.13-0.20%

NOTE 7.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2021, the Company paid the Company’s CEO $20,978 towards the balance of the 2019 signing bonus. Total amount outstanding at March 31, 2021 and December 31, 2020 is $0 and $20,978, respectively.

In February 2021, the Company issued 1,100,000 shares of common stock to the Company’s CEO as compensation expense. (see Note 8)

The Company repaid $50,000 during the three months ended March 31, 2021 of related party notes payable.

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

In February and March 2021, holders of convertible promissory notes converted principal and accrued interest totaling $190,050 into 1,019,113 shares of common stock.

In February 2021, the Company issued 1,100,000 shares of common stock to the Company’s CEO as compensation expense at a value of $604,890 or $0.5499 per share. The value of the compensation has been recorded in selling, general and administrative expenses in the Company’s statement of operations. The fair market value of the shares was determined based the on the Company’s closing price on the date of issuance.

In February 2021, the Company issued 1,084,120 shares of common stock in conjunction with various agreements for financial advisory consulting services for a value of $693,837 or $0.64 per share. The value of the compensation has been recorded in selling, general and administrative expenses in the Company’s statement of operations. The fair market value of the shares was determined based the on the Company’s closing price on the date of issuance.

NOTE 9.	STOCK OPTIONS AND WARRANTS

In 2017, the Company’s Board of Directors approved the 2017 Employee and Consultant Stock Ownership Plan, (the “Plan”) as amended February 16, 2021. The Plan provides that the Board of Directors may grant restricted stock units, incentive stock options non-statutory stock options and common shares to officers, key employees and certain consultants and advisors to the Company up to a maximum of 10,000,000 shares. Stock options granted under the Plan have vesting terms determined by the administrator of the Plan. Restricted stock unit   grant terms will be set by the administrator and at the discretion of the administrator, be settled in cash, shares, or a combination of both.

The Black-Scholes valuation model was utilized to estimate the fair value of the time-based options. No time-based options were granted during the three months ended March 31, 2021 or the year ended December 31, 2020.

The Company recorded pretax stock compensation expense of $0 and $5,265 during the three months ended March 31, 2021 and 2020, respectively. Stock-based compensation is included in selling, general, and administrative expense in the accompanying statements of operations.  Stock-based compensation expense is based on awards ultimately expected to vest.

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual term (years)
Options outstanding at December 31, 2020	445,000	$.71	1.5

Granted	-	-	-

Exercised	-	-	-

Forfeited	-	-	-

Expired	-	-	-

Options outstanding at March 31, 2021	445,000	$0.71	1.3

Exercisable at March 31, 2021	420,000	$0.71	1.3

Options exercisable and expected to vest at March 31, 2021	445,000	$0.71	1.3

On February 8, 2021, the Company issued a warrant to purchase 2,500,000 shares of the Company’s common stock in conjunction with a convertible promissory note ( see Note 4) The warrant entitles the holder to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.40 per share. The warrant expires on February 8, 2026.

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

The Company valued the warrant using the Monte Carlo pricing model and recorded the warrant as a reduction of the note included in the debt discount balance. The following table summarizes the assumptions used in the valuation model to determine the fair value of the warrant:

Fair Value of Common Share	$0.225-0.47
Exercise Price	$0.164-$0.40
Risk Free Rate	0.41-1.74%
Expected Life (Yrs.)	4.86-5.0
Volatility	147.4-154.0%

The relative fair value of the warrant of $420,096 has been recorded as a discount on the note.

During the three months ended March 31, 2021, subsequent convertible promissory note conversions triggered the warrant reset feature, resulting in an increase in underlying shares of common stock to 6,097,561 from 2,500,000 and a change in exercise price to $0.164 per share. The reset was recorded as a reduction to retained earnings and in an increase to additional paid-in-capital of $1,211,350.

During the three months ended March 31, 2021, the subsequent issuance of convertible promissory notes with certain terms and convertible promissory note conversions triggered the warrant reset feature on certain previously issued warrants, resulting in an increase in underlying shares of common stock to 2,759,146 from 1,082,388 and a change in exercise price to $0.164 per share. The resets were recorded as a reduction to retained earnings and in an increase to additional paid-in-capital of $478,079.

The following table summarizes the information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable at March 31, 2021:

Date Issued	Exercise Price	Number Outstanding	Expiration Date
December 1, 2018	$0.71	100,000	December 1, 2023
May 1, 2020	$0.52	100,000	May 1, 2025
June 4, 2020	$0.164	1,524,390	June 30, 2023
December 1, 2020	$0.164	1,234,756	December 1, 2023
February 8, 2021	$0.164	6,097,561	February 8, 2026
		9,056,707

NOTE 10.	COMMITMENTS AND CONTINGENCIES

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

In April and May 2021, holders of convertible promissory notes converted principal and accrued interest totaling $273,179 into 4,268,283 shares of common stock.

In April 2021, the Company issued 50,000 shares of common stock in conjunction with a consulting agreement for strategic advisory services.

In May 2021, the Company received proceeds of $237,500 in conjunction with one of its convertible promissory notes.

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

Results of Operations

Overview and Financial Condition

Going Concern

Since inception, the Company has incurred approximately $11.7 million of accumulated net losses. In addition, during the three months ended March 31, 2021, the Company used $327,237 in operations and had a working capital deficit of $1,826,511. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all of its obligations as they come due for the next twelve months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.

As a result, there is significant uncertainty whether the entity will continue as a going concern and, therefore, whether it will realize its assets and settle its liabilities and commitments in the normal course of business and at the amounts stated in the financial statements.

Accordingly, no adjustments have been made to the financial statements relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might be necessary should the entity not continue as a going concern. At this time, management is of the opinion that no asset is likely to be realized for an amount less than the amount at which it is recorded in the financial statements as at March 31, 2021.

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

The following table sets forth the audited results of our operations for the three months ended March 31, 2021and 2020.

	2021	2020
Net Sales	$166,440	$214,870
Cost of goods sold:	41,591	64,513
Gross profit	124,849	150,357
Operating Expenses	1,689,383	588,150

Loss from operations	(1,564,534)	(437,793)
Other expense	(995,850)	(13,448)
Net Loss	$(2,560,384)	$(451,241)

Operating Results

January 1, 2021 through March 31, 2021 Compared to January 1, 2020 through March 31, 2020

Our sales totaled $166,440 for the year three months ended March 31, 2021 and $214,870 for the three months ended March 31, 2020. The decrease is primarily related to a decrease in units sold. In 2021, the COVID -19 pandemic had an impact on worldwide manufacturing and supply and affected our ability to replenish inventory. In addition, we were not able to attend trade shows.

Cost of sales and gross margins for the three months ended March 31, 2021 and for the three months ended March 31, 2020 were $41,591 and 75% and $64,513 and 70%, respectively. Our cost of sales consists of the cost of materials and distribution expenses. The increase in gross margin is primarily attributed to an increase in average selling price. Cost of sales and gross margins are affected by product mix as well as the mix in the level of sales between commissioned agents and distributors.

The following table sets forth the operating expenses for the three months ended March 31,2021 and 2020:

	2021	2020	Change
Marketing	$17,611	$17,650	$(39)
Commissions	$40,974	$49,996	$(9,022)
Payroll related	$752,008	$136,695	$615,313
Consulting and professional fees	$828,648	$342,792	$485,856
Research and development	$8,300	$-	$8,300
Other operating expenses	$41,842	$41,017	$825
	$1,689,383	$588,150	$1,101,233

The following table sets forth the stock- based compensation expense included in the above operating expenses for three months ended March 31, 2021 and 2020:

	2021	2020		Change
Marketing	$-		$-	$-
Commissions	$-		$-	$-
Payroll related	$604,890		$2,262	$602,628
Consulting and professional fees	$693,837		$293,003	$400,834
Research and development	$-	$		$-
Other operating expenses	$-		$-	$-
	$1,298,727		$295,265	$1,003,462

Selling, general and administrative expenses consist primarily of payroll related expenses, commissions, consulting and professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $1,689,383 for the three months ended March 31, 2021 and $588,150 for the three months ended March 31, 2020 an increase of $1,101,233 or about 187%. The change is primarily due to increases in stock-based compensation expense of $1,003,462, consulting and professional fees of $85,000 and, research and development costs of $8,300. The increase in stock-based compensation expense for the three months ended March 31, 2021, includes $693,837 related to third party agreements for financial advisory services and $604,890 related to shares of common stock issued to the Company’s CEO as compensation.

The increase in consulting and professional fees relates primarily to costs associated with operating as a public company.

Other expense increased by $982,402 primarily due to an increase in interest expense of $1,045,354, partially offset by a decrease in value of derivative liabilities of $14,798 and $50,082 of forgiven debt. The increase interest expense includes $1,010,601 related to the amortization of debt discount and $37,312 accrued on the convertible promissory notes entered into beginning in June 2020.

As a result of the foregoing, we recorded a net loss of $2,560,384 for the three months ended March 31, 2021, compared to a net loss of $451,241 for the three months ended March 31, 2020. The increase in net loss is primarily attributed to the increase in selling, general and administrative expenses, increase in interest expense and decreased gross profit.

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

Liquidity and Capital Resources

During the three months ended March 31, 2021, our cash and cash equivalents increased by $315,861 reflecting net proceeds from financing activities of $643,098 partially offset by cash used in operations of $327,237. At March 31, 2021 the Company had a working capital deficit of $1,826,511 and cash on hand of $580,774. Working capital deficit totaled $224,579 excluding derivative liabilities – convertible notes-payable of $1,601,932. During the three months ended March 31, 2020, our cash and cash equivalents increased by $38,881, reflecting cash provided by operations of $699 and cash provided by financing activities of $38,182.

Operating Activities

Cash flows used in operating activities totaled $327,237 for the three months ended March 31, 2021 as compared to cash flows provided of $699 for the three months ended March 31, 2020. The increase in cash flows used in operating activities is primarily the result of an increase in inventory purchases, a reduction in accounts payable and an increase in the loss from operations impacted by increased costs related to public Company operations and a decrease in gross profit.

Financing Activities

Cash flows provided by financing activities totaled $643,098 for the three months ended March 31, 2021 as compared to $38,182 for the three months ended March 31,2020. The cash flows provided in the 2021 period are primarily the result of $712,500 in net proceeds from convertible promissory notes partially offset by debt repayments totaling $62,846.

In April and May 2021, holders of convertible promissory notes converted principal and accrued interest totaling $273,179 into 4,268,283 shares of common stock.

In April 2021, the Company issued 50,000 shares of common stock in conjunction with a consulting agreement for strategic advisory services.

In May 2021, the Company received proceeds of $237,500 in conjunction with one of its convertible promissory notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely and reliable financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.

As of the quarter ended March 31, 2021, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures, to determine the existence of any material weaknesses or significant deficiencies. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

Based on this evaluation, the Company's management concluded its internal controls over financial reporting were not effective as of March 31, 2021. The ineffectiveness of the Company's internal control over financial reporting was due to the following identified material weaknesses and significant deficiencies:

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

On December 31, 2017, the Company issued 15,000,000 common shares to Matthew Wolfson (“Wolfson”) for services valued at $697,984. Two million were registered in the Company’s S-1 made effective August 6, 2020. The issuance to Wolfson was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Wolfson was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Wolfson full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Wolfson acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

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

On October 31, 2018, the Company issued 100,000 common shares to Gene Taubman (“Taubman”) for $100,000. These shares were registered in the Company’s S-1 registration statement made effective August 6, 2020. The issuance to Taubman was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Taubman was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Taubman full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Taubman acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

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

On January 24, 2019, the Company issued 28,169 common shares to Robert L. Hymers, III (“Hymers”) for $20,000. These shares were registered in the Company’s S-1 registration statement made effective August 6, 2020. The issuance to Hymers was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Hymers was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 7, 2019, the Company issued 20,000 common shares to Chester W. Hedderman (“Hedderman”) for $20,000. These shares were registered in the Company’s S-1 registration statement made effective August 6, 2020. The issuance to Hedderman was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Hedderman was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Hedderman full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Hedderman acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 12, 2019, the Company sold 150,000 common shares to Robert L. Hymers, III (“Hymers”) for services valued at $106,500. These shares were registered in the Company’s S-1 registration statement made effective August 6, 2020. The issuance to Hymers was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Hymers was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 28, 2019, the Company sold 21,126 common shares to Robert L. Hymers, III (“Hymers”) for 15,000. These shares were registered in the Company’s S-1 registration statement made effective August 6, 2020.The issuance to Hymers was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Hymers was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On March 27, 2019, the Company sold 35,211 common shares to James Hancock (“Hancock”) for $25,000. These shares were registered in the Company’s S-1 registration statement made effective August 6, 2020. The issuance to Hancock was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Hancock was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Hancock full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Hancock acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On June 28, 2019, the Company sold 43,461 common shares to Robert L. Hymers, III (“Hymers”) for services valued at $30,857. These shares were registered in the Company’s S-1 registration statement made effective August 6, 2020. The issuance to Hymers was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Hymers was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 1, 2019, the Company sold 42,253 common shares to Robert L. Hymers, III (“Hymers”) for $30,000. These shares were registered in the Company’s S-1 registration statement made effective August 6, 2020.The issuance to Hymers was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Hymers was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 1, 2019, the Company sold 10,000 shares to PYP Enterprises (“PYP”) for services valued at $7,100. These shares were registered in the Company’s S-1 registration statement made effective August 6, 2020. The issuance to PYP was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. PYP was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to PYP full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. PYP acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 1, 2019, the Company sold 10,000 common shares to Brenda Andrews (“Andrews”) for services valued at $7,100. These shares were registered in the Company’s S-1 registration statement made effective August 6, 2020. The issuance to Andrews was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Andrews was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning her qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Andrews full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Andrews acquired the restricted common stock for her own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 11, 2019, the Company sold 64,215 common shares to Nikolai Ogorodikov (“Ogorodikov”) for conversion of a note and accrued interest. These shares were registered in the Company’s S-1 registration statement made effective August 6, 2020. The issuance to Ogorodikov was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Ogorodikov was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Ogorodikov full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Ogorodikov acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 24, 2019, the Company sold 39,363 common shares to Ben and Carol Howden (“Howden”) for conversion of a note and accrued interest. These shares were registered in the Company’s S-1 registration statement made effective August 6, 2020. The issuance to Howden was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Howden was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning their qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Howden full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Howden acquired the restricted common stock for their own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 30, 2019, the Company sold 28,169 common shares to Eyelyn Easson (“Easson”) for settlement of a liability. These shares were registered in the Company’s S-1 registration statement made effective August 6, 2020. The issuance to Easson was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Easson was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning her qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Easson full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Easson acquired the restricted common stock for her own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On November 1, 2019, the Company sold 1,000,000 common shares to Donald Steinberg (“Steinberg”) for conversion of KISS note. These shares were registered in the Company’s S-1 registration statement made effective August 6, 2020. The issuance to Steinberg was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Steinberg was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Steinberg full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Steinberg acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 23, 2020, the Company sold 10,355 common shares to Tim Manning (“Manning”) settlement of a liability. These shares were registered in the Company’s S-1 registration statement made effective August 6, 2020. The issuance to Manning was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Manning was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Manning full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Manning acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 11, 2020, the Company sold 200,000 common shares to Robert L. Hymers, III (“Hymers”) for services valued at $102,000. These shares were registered in the Company’s S-1 registration statement made effective August 6, 2020. The issuance to Hymers was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Hymers was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

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

On November 3, 2020, the Company sold 65,000 common shares to PCG Advisory for services valued at $55,900. The issuance to PCG was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. PCG was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to PCG full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. PCG acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On December 14, 2020 Vista Capital Investments, LLC converted is promissory note of unpaid principal and accrued interest $118,800 in 339,429 shares of common stock. The issuance to Vista was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Vista was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Vista full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Vista acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 18, 2021, Redstart Holdings Corp. converted $30,000 of unpaid principal into 112,824 common shares from a convertible note. The issuance to Redstart was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Redstart was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Redstart full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Redstart acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 22, 2021, Redstart Holdings Corp. converted $35,000 of unpaid principal into 145,833 common shares from a convertible note. The issuance to Redstart was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Redstart was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Redstart full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Redstart acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On March 9, 2021, Redstart Holdings Corp. converted $15,000 of unpaid principal into 88,600 common shares from a convertible note dated August 11, 2020. The issuance to Redstart was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Redstart was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Redstart full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Redstart acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On March 10, 2021, Redstart Holdings Corp. converted $23,000 of unpaid principal and $5,150 of accrued and unpaid interest into 171,856 common shares from a convertible note dated August 11, 2020. The issuance to Redstart was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Redstart was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Redstart full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Redstart acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On March 15, 2021, Redstart Holdings Corp. converted $25,000 of unpaid principal into 152,625 common shares from a convertible note dated September 8, 2020. The issuance to Redstart was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Redstart was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Redstart full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Redstart acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On March 18, 2021, Redstart Holdings Corp. converted $53,000 of unpaid principal and $3,900 of accrued and unpaid interest into 347,375 common shares from a convertible note dated September 8, 2020. The issuance to Redstart was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Redstart was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Redstart full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Redstart acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 1, 2021, JSJ Investments, Inc. converted $30,000 of unpaid principal into 238,095 common shares from a convertible note. The issuance to JSJ was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. JSJ was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to JSJ full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. JSJ acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 8, 2021, JSJ Investments, Inc. converted $40,000 of unpaid principal into 361,572 common shares from a convertible note. The issuance to JSJ was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. JSJ was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to JSJ full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. JSJ acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 28, 2021, JSJ Investments, Inc. converted $38,000 of unpaid principal and $5,795.07 in accrued interest into 639,539 common shares from a convertible note dated September 28, 2020. The issuance to JSJ was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. JSJ was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to JSJ full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. JSJ acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 28, 2021, Redstart Holdings Corp. converted $30,000 of unpaid principal into 373,134 common shares from a convertible note dated October 22, 2020. The issuance to Redstart was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Redstart was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Redstart full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Redstart acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On May 6, 2021, Redstart Holdings Corp. converted $20,000 of unpaid principal into 385,356 common shares from a convertible note dated October 22, 2020. The issuance to Redstart was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Redstart was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Redstart full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Redstart acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On May 7, 2021, Redstart Holdings Corp. converted $35,000 of unpaid principal into 674,374 common shares from a convertible note dated October 22, 2020. The issuance to Redstart was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Redstart was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Redstart full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Redstart acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.	Description of Exhibit	Location

3.1	Certificate of Incorporation.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.2	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 9, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.3	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on July 9, 2020 increasing authorized common stock to 50 million shares.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.4	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on November 1, 2019 designating Series A Preferred Shares.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.5	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on August 23, 2017 converting from a limited liability company to a C corporation.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.6	Corporate Bylaws.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

4(vi)	Description of Securities	Incorporated by reference to the Company’s Form 8a-12g filed August 5, 2020.

10.1	Employment Contract; Matthew Wolfson Chief Executive Officer, as amended.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.2	Rule 10b5-1 Sales Plan – Wolfson	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.3	Agility Warrant Agreement, December 1, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.4	Agility Warrant Agreement, May 1, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.5	E-Business International, Inc. Stock Purchase Agreement, November 29, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.6	E-Business International, Inc. Stock Purchase Agreement Product Development, November 29, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.7	Consulting Agreement, Brenda Andrews, July 1, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.8	Consulting Agreement, Blue Ridge Enterprises, July 9, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.9	Consultant Agreement and directors resolution, October 21, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.10	Stock Purchase Agreement Stephanie Campbell, March 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.11	Stock Purchase Agreement Petar Gajic, March 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.12	Consent Action for Iakovos Tsakalidis Issuance, October 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.13	Option Agreement Kishkovskiy, March 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.14	Stock Purchase Agreement, Kelly Lauren Myers, March 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.15	Consent Action Nikolai Ogorodnikov Issuance October 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.16	Options Agreement Alexander Pedenko June 20, 2019	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.17	Consent Action PYP Enterprises July 1, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.18	Consulting Agreement PYP Enterprises, July 1, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.19	Stock Purchase Agreement Nicholas Rosin, March 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.20	KISS Agreement Blue Ridge Enterprises, LLC, July 6, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.21	Convertible Promissory Note Luis Lu December 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.22	Consulting Agreement Robert L. Hymers III, February 11, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.23	Consulting Agreement Redstone Communications, LLC, February 27, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.24	Sales Agreement Edgar Villanueva, October 25, 2017.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.25	Consent Action for Iakovos Tsakalidis, October 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.26	Consent Action for Nikolai Ogorodnikov, October 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.27	Amendment to KISS Agreement, March 22, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.28	Convertible Promissory Note, Ben and Carol Howden, May 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.29	Notice of Conversion - Howden, October 24, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.30	Taubman Subscription Agreement, October 31, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.31	Consent Action for Gene Taubman, October 31, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.32	Consulting Agreement, Robert L. Hymers III, February 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.33	Amended Consulting Agreement, Robert L. Hymers III, June 28, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.34	Stock Purchase Agreement dated June 15, 2020 with Pro Active Partners.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.35	Stock Purchase Agreement dated June 4, 2020 with Vista Capital Investments, LLC.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.36	Convertible Promissory Note dated June 4, 2020 with Vista Capital Investments, LLC.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.37	Warrant Issued to Vista Capital Investments, LLC dated June 4, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.38	July 21, 2020 Convertible Promissory Note with JRD-HD Enterprises III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.39	July 21, 2020 Securities Purchase Agreement with JRD-HD Enterprises III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.40	August 4, 2020 Note Purchase Agreement with JRD-HD Enterprises III, LLC.	Incorporated by reference to the Company’s Form 8a-12g filed August 5, 2020.

10.41	August 4, 2020 8% Convertible Note with JRD-HD Enterprises III, LLC.	Incorporated by reference to the Company’s Form 8a-12g filed August 5, 2020.

10.42	August 11, 2020 10% Convertible Promissory Note with Redstart Holdings Corp.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.43	August 11, 2020 Securities Purchase Agreement with Redstart Holdings Corp.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.44	September 3, 2020 Convertible Promissory Note JR-HD Enterprises, III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.45	September 3, 2020 Note Purchase Agreement with JR-HD Enterprises, III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.46	September 8, 2020 10% Convertible Promissory Note with Redstart Holdings Corp.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.47	September 8, 2020 Securities Purchase Agreement with Redstart Holdings Corp.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.48	September 28, 2020 Convertible Promissory Note with JSJ Investments, Inc.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.49	October 22, 2020 Convertible Promissory Note with Redstart Holdings Corp.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.50	November 3, 2020 Securities Purchase Agreement with JR-HD Enterprises, III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.51	November 3, 2020 Convertible Note with JR-HD Enterprises, III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.52	December 1, 2020 Convertible Note with Jefferson Street Capital, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.53	December 1, 2020 Securities Purchase Agreement with Jefferson Street Capital, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.54	December 3, 2020 Securities Purchase Agreement with JR-HD Enterprises, III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.55	December 3, 2020 Convertible Promissory Note with JR-HD Enterprises, III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.56	December 14, 2020 Securities Purchase Agreement with GS Capital Partners, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.57	December 14, 2020 Convertible Promissory Note with GS Capital Partners, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.58	February 8, 2021 Securities Purchase Agreement, Warrant Agreement, Convertible Debenture and Registration Rights Agreement with YA II PN, Ltd.	Incorporated by reference to the Company’s Form 8-K filed February 12, 2021.

20.01	Amended 2017 Employee and Consultant Stock Ownership Plan.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

31.1	Certification of Chief Executive and Chief Financial Officer.	Filed herewith.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2021

ELECTROMEDICAL TECHNOLOGIES INC.

By:	/s/ Matthew Wolfson
Matthew Wolfson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew Wolfson
Matthew Wolfson
Chief Financial Officer
(Principal Financial and Accounting Officer)