Form 10-Q
period 2021-06-30
Electromedical Technologies, Inc
filed 2021-08-13
CIK 1715819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021.

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

On June 30, 2021, and August 12, 2021, 43,790,608 and 51,539,141 shares of common stock were outstanding, respectively.

ITEM 1. FINANCIAL STATEMENTS

ELECTROMEDICAL TECHNOLOGIES, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$380,443	$264,913
Accounts receivable	15,895	17,694
Inventories	286,180	78,712
Prepaid expenses and other current assets	9,445	285,860
Total current assets	691,963	647,179

Other assets	13,601	20,601
Property and equipment, net	738,281	749,219
Total assets	$1,443,845	$1,416,999

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$212,498	$262,614
Credit cards payable	17,341	23,710
Accrued expenses and other current liabilities	218,351	201,814
Customer deposits	—	28,651
Convertible promissory notes, net of discount of $1,217,757 and $1,277,255, respectively	624,896	257,398
Related party notes payable	252,500	332,500
PPP loan	—	39,500
Notes payable	—	12,846
Long term debt, current portion	27,332	28,260
Derivative liabilities- convertible promissory notes	859,767	831,852
Total current liabilities	2,212,685	2,019,145

Long-term liabilities:
Bank debt, net of current portion	532,765	546,552
Government debt, net of current portion	155,900	154,302
Other liabilities	12,374	15,603
Total liabilities	2,913,724	2,735,602

Commitments and contingencies (Note 11)	—	—

Stockholders’ deficit
Series A Preferred Stock, 1,000,000 shares authorized and 500,000 outstanding	355,000	355,000
Common stock, $.00001 par value, 125,000,000 shares authorized; 43,790,608 and 27,175,800 shares outstanding at June 30, 2021 and December 31, 2020, respectively	436	269
Additional paid-in-capital	19,026,098	7,957,860
Accumulated deficit	(20,851,413)	(9,631,732)
Total stockholders’ deficit	(1,469,879)	(1,318,603)
Total liabilities and stockholders’ deficit	$1,443,845	$1,416,999

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Net sales	$202,954	$136,755	$369,394	$351,625

Cost of sales	49,741	17,995	91,332	82,508

Gross profit	153,213	118,760	278,062	269,117

Selling, general and administrative expenses	677,871	936,669	2,367,254	1,524,819

Loss from operations	(524,658)	(817,909)	(2,089,192)	(1,255,702)

Other income (expense)
Interest expense	(772,480)	(14,562)	(1,832,782)	(29,510)
Change in excess fair value of KISS liability- related party	—	(7,784)		(7,784)
Change in fair market value of derivative liabilities	522,610	—	537,408	—
Other income (expense)	(4)	—	(432)	1,500
Forgiveness of debt	—	—	50,082	—
Total other expense	(249,874)	(22,346)	(1,245,724)	(35,794)

Net loss	$(774,532)	$(840,255)	$(3,334,916)	$(1,291,496)

Weighted average shares outstanding- basic and diluted	35,815,408	20,543,804	32,206,268	19,355,818
Weighted average loss per share- basic and diluted	$(0.02)	$(0.04)	$(0.10)	$(0.07)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

							Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance, December 31, 2020	$355,000	500,000	$269	27,175,800	$7,957,860	$(9,631,732)	$(1,318,603)

Shares issued for consulting services	—	—	$11	1,084,120	$693,815	—	693,826

Warrant issued in conjunction with convertible promissory note	—	—	—	—	$420,096	—	420,096

Warrants reset in conjunction with convertible promissory notes	—	—	—	—	$1,689,429	$(1,689,429)	—

Conversion of convertible promissory notes	—	—	10	1,019,113	$380,093	—	380,103

Stock-based compensation	—	—	11	1,100,000	$604,890	—	604,901

Net loss	—	—	—	—	—	(2,560,384)	(2,560,384)

Balance, March 31, 2021	$355,000	500,000	301	30,379,033	$11,746,183	$(13,881,545)	$(1,780,061)

Warrants reset in conjunction with convertible promissory notes	—	—	—	—	6,195,336	(6,195,336)	—

Conversion of convertible promissory notes	—	—	122	12,161,575	974,192	—	974,314

Shares issued for consulting services	—	—	13	1,250,000	110,387	—	110,400

Net loss	—	—	—	—	—	(774,532)	(774,532)
Balance, June 30, 2021	$355,000	500,000	$436	43,790,608	$19,026,098	$(20,851,413)	$(1,469,879)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

							Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance, December 31, 2019	$355,000	500,000	$177	17,900,639	$2,713,087	$(5,252,701)	$(2,184,437)

Shares issued in conjunction with vendor settlement	—	—	—	10,355	7,352	—	7,352

Shares issued for consulting services	—	—	6	600,000	289,994	—	290,000

Stock -based compensation	—	—	—	—	5,265	—	5,265

Net loss	—	—	—	—	—	(451,241)	(451,241)

Balance, March 31, 2020	$355,000	500,000	$183	18,510,994	$3,015,698	$(5,703,942)	$(2,333,061)

Shares issued in conjunction with convertible promissory note	—	—	1	100,000	42,968	—	42,969

Beneficial conversion feature in conjunction with convertible promissory note	—	—	—	—	8,800	—	8,800

Shares issued to employee for services	—	—	20	2,000,000	599,980	—	600,000

Warrant issued for services	—	—	—	—	37,149	—	37,149

Issuance of common stock for cash	—	—	1	142,857	49,999	—	50,000

Warrant issued in conjunction with convertible promissory note	—	—	—	—	48,231	—	48,231

Stock-based compensation	—	—	—	—	5,481	—	5,481

Net loss	—	—	—	—	—	(840,255)	(840,255)

Balance, June 30, 2020	$355,000	500,000	$205	20,753,851	$3,808,306	$(6,544,197)	$(2,380,686)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

	2021	2020
Cash flows from operating activities:
Net loss	$(3,334,916)	$(1,291,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for allowance for doubtful accounts	—	6,052
Stock-based compensation expense	1,409,127	937,895
Depreciation and amortization	10,938	10,938
Forgiveness of debt	(49,783)	—
Change in excess fair value of KISS-liability- related party	—	7,784
Amortization of debt discount and day one derivative loss and warrant expense	1,727,201	—
Change in fair value of derivative liabilities- convertible promissory notes	(537,408)	—
Change in operating assets and liabilities:
Accounts receivable	1,799	(9,073)
Inventories	(207,468)	(15,277)
Prepaid expenses and other current assets	276,415	(2,785)
Other assets	7,000	(40,282)
Accounts payable	(43,116)	80,615
Credit cards payable	(6,369)	(1,572)
Accrued expenses and other current liabilities	49,953	(15,626)
Customer deposits	(28,651)	76,250
Other liabilities	(3,229)	10,654
Net cash used in operating activities	(728,507)	(245,923)

Cash flows from financing activities:
Short-term financing	—	(35,665)
Proceeds from PPP loan	—	39,500
Proceeds from government debt	—	155,900
Repayments on bank debt	(13,117)	(6,236)
Related party notes payable-net	(80,000)	69,500
Issuance of convertible promissory notes	950,000	100,000
Repayments on notes payable	(12,846)	—
Issuance of common stock for cash - net	—	50,000
Net cash provided by financing activities	844,037	372,999

Net increase in cash and cash equivalents	115,530	127,076

Cash and cash equivalents, beginning of period	264,913	—

Cash and cash equivalents, end of period	$380,443	$127,076

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$23,648	$19,404
Income taxes	$—	$—

Non-cash investing and financing activities:

Shares issued in conjunction with vendor settlement	$—	$7,352
Warrants, common stock and beneficial conversion feature issued in conjunction with convertible promissory notes	$420,096	$100,000
Derivative liabilities issued in conjunction with convertible promissory notes	$1,197,607	$—
Conversion of convertible promissory notes, derivative liabilities and accrued interest into shares of common stock	$1,354,417	$—

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.ORGANIZATION AND NATURE OF BUSINESS

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

NOTE 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The accompanying unaudited financial statements of Electromedical Technologies, Inc. have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Rule 8-03 of Regulation S-X per Regulation A requirements. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These interim financial statements should be read in conjunction with the audited annual financial statements of the Company as of and for the year ended December 31, 2020. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, certain disclosures at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the financial statements have been prepared on the basis of the most current and best available information. However, actual results from the resolution of such estimates and assumptions may vary from those used in the preparation of the financial statements.

Going Concern

Since inception, the Company has incurred approximately $12.5 million of accumulated net losses. In addition, during the six months ended June 30, 2021, the Company used $728,507 in operations and had a working capital deficit of $1,520,722. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all of its obligations as they come due for the next twelve months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.

As a result, there is significant uncertainty whether the entity will continue as a going concern and, therefore, whether it will realize its assets and settle its liabilities and commitments in the normal course of business and at the amounts stated in the financial statements.

Accordingly, no adjustments have been made to the financial statements relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might be necessary should the entity not continue as a going concern. At this time, management is of the opinion that no asset is likely to be realized for an amount less than the amount at which it is recorded in the financial statements as at June 30, 2021.

Revenue Recognition

Revenues are recognized when performance obligations are satisfied through the transfer of promised goods to the Company’s customers. Control transfers upon shipment of product and when the title has been passed to the customers. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue is recorded net of sales taxes collected from customers on behalf of taxing authorities, allowance for estimated returns, chargebacks, and markdowns based upon management’s estimates and the Company’s historical experience. The Company’s liability for sales return refunds is recognized within other current liabilities, and an asset for the value of inventory which is expected to be returned is recognized within other current assets on the balance sheets. The Company generally allows a 30 day right of return to its customers. As of June 30, 2021 and December 31, 2020, the sales returns allowance was $6,990.

Certain larger customers pay in advance for future shipments. These advance payments totaled $0 and $28,651 at June 30, 2021 and December 31, 2020, respectively, and are recorded as customer deposits in the accompanying balance sheets. Revenue related to these advance payments is recognized upon shipment to the distributor or the end-customer.

At the completion of the initial three-year warranty, the Company sells extended warranties for periods ranging from one to three years. Revenue is recognized on a straight-line basis over the term of the contract. At June 30, 2021 and December 31, 2020, deferred revenue of $32,106 and $35,200, respectively, is recorded in connection with these extended warranties.

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

Significant customer sales as a percentage of total sales are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020

Customer A	18.7%		15.9%	21.1%
Customer B		17.8%	12.8%	11.6%
Customer C	14.2%

Amounts due these customers totaled $14,900 and $13,800 at June 30, 2021 and December 31, 2020, respectively for commissions and reimbursements. There was $295 and $0 due from these customers at June 30, 2021 and December 31, 2020. Customer deposits on hand from these customers totaled $0 and $28,651 at June 30, 2021 and December 31, 2020, respectively. The loss of these customers would have a significant impact on the operations and cash flows of the Company.

The Company’s supplier concentrations expose the Company to business risks, which the Company mitigates by attempting to diversify its supply chain. Supplier concentrations consisted of one significant supplier in China that accounted for approximately 96% and 63% of total net purchases for the three months ended June 30, 2021 and 2020, and 97% and 76% for the six months ended June 30, 2021 and 2020, respectively. An additional supplier, (“Supplier B”), accounted for approximately 23% and 14% of total net purchases for the three months and six months ended June 30, 2020, respectively. There were no amounts outstanding due these suppliers at June 30, 2021 and December 31, 2020. The loss of key vendors may have a significant impact on the operations and cash flows of the Company.

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

The levels of the fair value hierarchy into which the Company’s assets and liabilities fall as of June 30, 2021 are as follows:

	Level 1	Level 2	Level 3	Total
Liabilities

Derivative liabilities – convertible promissory notes	$—	$—	$859,767	$859,767

Total fair value	$—	$—	$859,767	$859,767

The levels of the fair value hierarchy into which the Company’s assets and liabilities fall as of December 31, 2020 are as follows:

	Level 1	Level 2	Level 3	Total
Liabilities

Derivative liabilities – convertible promissory notes	$—	$—	$831,852	$831,852

Total fair value	$—	$—	$831,852	$831,852

The following table presents changes during the six months ended June 30, 2021 in Level 3 liabilities measured at fair value on a recurring basis:

Fair value- December 31, 2020	$831,852
Net unrealized gain	(537,408)
Derivative liabilities in conjunction with convertible promissory notes	1,197,607
Conversion of convertible promissory notes	(632,284)
Fair value- June 30, 2021	$859,767

See Note 6 for discussion of the Company’s valuation of the derivative liabilities.

Sales Taxes

FASB ASC Subtopic 605-45, Revenue Recognition – Principal Agent Considerations, provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in the financial statements for each period for which a statement of operations is presented if those amounts are significant. Sales taxes for the three months and six months ended June 30, 2021 and 2020, were recorded on a net basis. Included in accrued expenses at, June 30, 2021 and December 31, 2020 are approximately $60,000 and $58,000 respectively, related to sales taxes.

Warranty

The Company warranties the sale of most of its products and records an accrual for estimated future claims. The standard warranty is typically for a period of three years. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The Company recorded a liability as of, June 30, 2021 and December 31, 2020 of $14,721 and $17,483, respectively. The expense is included in cost of sales in the statements of operations and within accrued expenses on the accompanying balance sheets.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of June 30, 2021 and December 31, 2020, diluted net loss per share is the same as basic net loss per share for each period.

Conversion of outstanding warrants, stock options and convertible promissory notes at June 30, 2021 may result in an estimated 95 million additional shares of common stock outstanding.

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

NOTE 3.PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30,	December 31,
	2021	2020
Building	$875,000	$875,000
Furniture and equipment	24,987	24,987
	899,987	899,987
Less: accumulated depreciation and amortization	(161,706)	(150,768)
	$738,281	$749,219

Depreciation and amortization expense related to property and equipment was $5,469 and $10,938 for the three months and six months ended June 30, 2021 and 2020. Depreciation and amortization are included in selling, general and administrative expenses on the accompanying statements of operations.

NOTE 4.NOTES PAYABLE

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

Convertible Promissory Notes

The aggregate of convertible promissory notes is as follows:

	June 30,	December 31,
Convertible promissory notes	2021	2020
Principal balance	$1,842,653	$1,534,653
Debt discount balance	(1,217,757)	(1,277,255)
Net Notes balance	$624,896	$257,398

The Net Notes balance at June 30, 2021 is comprised of the following:

	Principal	Debt Discount	Net

Pre 2020	$50,000	$—	$50,000
July 2020	$107,500	$(37,162)	$70,338
August 2020	$215,000	$(105,655)	$109,345
August 2020	$107,500	$(77,476)	$30,024
November 2020	$244,853	$(108,898)	$135,955
December 2020	$110,000	$(48,351)	$61,649
December 2020	$132,800	$(90,236)	$42,564
December 2020	$70,000	$(53,631)	$16,369
February 2021	$805,000	$(696,348)	$108,652
	$1,842,653	$(1,217,757)	$624,896

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

In August 2020, the Company borrowed $103,000 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $100,000 include an original issue discount of $3,000. The notes mature on August 11, 2021. The lender has the right for 180 days from the issuance date to convert the debt into fully paid and non- assessable shares of common stock at a price of $1.00 per share. From the period 180 days from issuance to maturity, the lender has the right to convert the debt into fully paid and non-assessable shares of common stock at a price of 63% of market value. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $97,654 at the date of issuance and has been recorded as a discount on the note. (see Note 6).  As of June 30, 2021, the lender converted the principal amount plus accrued interest into 519,113 shares of common stock at prices ranging from $0.1638 to $0.2659.

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

In September 2020, the Company borrowed $78,000 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $75,000 include an original issue discount of $3,000. The notes mature on September 8, 2021. The lender has the right for 180 days from the issuance date to convert the debt into fully paid and non- assessable shares of common stock at a price of $1.00 per share. From the period 180 days from issuance to maturity, the lender has the right to convert the debt into fully paid and non-assessable shares of common stock at a price of 63% of market value. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $74,238 at the date of issuance and has been recorded as a discount on the note. (see Note 6). As of June 30, 2021, the lender converted the principal amount plus accrued interest into 500,000 shares of common stock at a price of $0.1638 per share.

Pursuant to a previous financing commitment entered into September 28, 2020, received on October 1, 2020, the Company borrowed $108,000 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $100,000 include an original issue discount of $8,000. The notes mature on September 28, 2021. From the period 180 days from issuance to maturity, the lender has the right to convert the debt into fully paid and non-assessable shares of common stock at a price of 63% of market value. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $182,670 at the date of issuance and has been recorded as a discount on the note. The fair value of the derivative liability as of the date of issuance was in excess of the note resulting in full discount of the note and a charge to interest expense. (see Note 6). As of June 30, 2021, the lender converted the principal amount plus accrued interest of $5,795 into 1,239,206 shares of common stock at prices of $0.0693-$0.1756 per share.

Pursuant to a financing commitment, on October 22, 2020, the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of a convertible promissory note in the principal amount of $128,000 at a purchase price of $128,000. The note matures on October 22, 2021. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price equal to 65% of the outstanding share price. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $81,969 at the date of issuance and has been recorded as a discount on the note. (see Note 6). As of June 30, 2021, the lender converted the principal amount plus accrued interest of $6,400 into 2,556,166 shares of common stock at prices of $0.0405-$0.0804 per share.

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

Pursuant to a financing commitment, on December 1, 2020, the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of a convertible promissory note in the principal amount of $172,800 at a purchase price of $160,000. Proceeds of $147,200 include an original issue discount of $12,800 and fees of $12,800. The note matures on December 1, 2021. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price equal to 70% of the outstanding share price. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of five percent (5%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $237,021 at the date of issuance and has been recorded as a discount on the note. The fair value of the derivative liability as of the date of issuance was in excess of the note resulting in full discount of the note and a charge to interest expense. (see Note 6). As of June 30, 2021, the lender converted principal of $40,000 into 1,344,440 shares of common stock at a price of $0.03031 per share.

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

Pursuant to a financing commitment, on December 14, 2020, the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of a convertible promissory note in the principal amount of $110,000 at a purchase price of $105,000. The note matures on December 14, 2021. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price equal to the lower of $0.55 per share or at a price equal to 63% of the outstanding share price. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $229,713 at the date of issuance and has been recorded as a discount on the note. The fair value of the derivative liability as of the date of issuance was in excess of the note resulting in full discount of the note and a charge to interest expense. (see Note 6). As of June 30, 2021, the lender converted principal of $40,000 plus accrued interest of $2,005 into 1,675,591 shares of common stock at a price of $0.02526 per share.

Pursuant to a financing commitment, on February 8, 2021 the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of convertible promissory notes in the principal amount totaling $1,000,000 and at a purchase price of 950,000. The first closing occurred upon the execution of the material definitive agreement in the face amount of $500,000, for a purchase price of $475,000. The second closing is in the face amount of $250,000 for a purchase price of $237,500, which was received on March 5, 2021, and the third closing is in the face amount of $250,000 for a purchase price of $237,500, which was received on May 7, 2021. The notes mature 1 year from issuance. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price equal to the lower of $0.40 per share or at a price equal to 70% of the outstanding share price. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 15% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $913,910 at the dates of issuance and has been recorded as a discount on the note. The fair value of the derivative liability as of the date of issuance was in excess of the note resulting in full discount of the note and a charge to interest expense. (see Note 6). As of June 30, 2021, the lender converted principal of $195,000 plus accrued interest of $6,882 into 5,346172 shares of common stock at prices of $0.034 to $0.0466 per share.

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

The beneficial conversion features, warrants and derivatives are initially recorded as a discount to the debt and amortized using the effective interest method. For the three months and six months ended June 30, 2021, $716,600 and $1,727,201, respectively, of debt discount amortization day one derivative loss and fair market value of warrants are recorded as interest expense. The remaining debt discount of $1,217,757 will be amortized in 2021 and 2022. Additional interest expense on the convertible promissory notes of $43,260 and $1,257 has been recorded during the three months ended June 30, 2021and 2020, respectively. Additional interest expense on the convertible promissory notes of $80,572 and $1,257 has been recorded during the six months ended June 30, 2021 and 2020, respectively.

NOTE 5.LONG-TERM DEBT

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

Bank Debt

In September 2015, the Company entered into a credit agreement for a $700,000 term loan with a financial institution. Payment terms consist of monthly payments in arrears of $3,547 for the first year outstanding. The monthly payment then increases to $4,574 until the term loan matures on September 30, 2025, in which the remaining unpaid principal balance and accrued interest is due. The interest rate for the first year was 1.99% per annum and increased to 4.95% per annum for the remaining life of the term loan. The term loan is collateralized by a deed of trust in the office building. The proceeds were used to purchase a building for which the Company’s operations are located. The net principal balance outstanding on the term loan at June 30, 2021 and December 31, 2020 was $560,097 and $573,213, respectively. The term loan is personally guaranteed by the Company’s CEO.

In March 2020, the Company entered into an agreement with the financial institution to defer its monthly payments for three months through May 2020. Such payments and additional accrued interest have been deferred to the maturity date of the loan.

Related Party Notes Payable

The Company repaid $80,000 of promissory notes with a related party and significant shareholder, in the six months ended June 30, 2021, for a total of $252,500 outstanding. All notes mature at various times in 2020 and 2021. Interest will accrue at 10% per annum from the due date thereon until all principal is paid in full. Proceeds from the loans were used for operations. Interest expense totaled $3,785 and $0 for three months ended June 30, 2021 and 2020, respectively. Interest expense totaled $6,622 and $0 for the six months ended June 30, 2021 and 2020, respectively.

The long-term debt agreements do not contain any financial covenants.

NOTE 6.DERIVATIVE LIABILITIES

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

Based on the various convertible promissory notes described in Note 4, the fair value of applicable derivative liabilities on notes and the change in fair value of derivative liabilities are as follows for the six months ended June 30, 2021:

Derivative
Liability -
Convertible
Promissory
Notes
Balance as of December 31, 2020	$831,852
Conversion of convertible notes payable	(632,284)
Additions during the year	1,197,607
Change in fair value	(537,408)
Balance as of June 30, 2021	$859,767

The fair value of the derivative liabilities – convertible promissory notes at June 30, 2021 is estimated using a Lattice pricing model with the following assumptions:

Market value of common stock	$0.073
Expected volatility	158.7-208.2
Expected term (in years)	.13-.85
Risk-free interest rate	0.14-0.21%

NOTE 7.RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2021, the Company paid the Company’s CEO $20,978 towards the balance of the 2019 signing bonus. During the six months ended June 30, 2020, the Company paid the Company’s CEO $19,240 towards the balance of the 2019 signing bonus. Total amount outstanding at June 30, 2021 and December 31, 2020 is $0 and $20,978, respectively. The Company paid the Company’s CEO an additional bonus of $31,753 during the six months ended June 30, 2021.

In February 2021, the Company issued 1,100,000 shares of common stock to the Company’s CEO as compensation expense. (see Note 8)

The Company repaid $80,000 during the six months ended June 30, 2021 of related party notes payable.

NOTE 8.STOCKHOLDERS’ DEFICIT

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

In April 2021, the Company issued 50,000 shares of common stock in conjunction with a consulting agreement for strategic advisory services for a value of $8,400 or $0.168 per share The value of the compensation has been recorded in selling, general and administrative expenses in the Company’s statement of operations. The fair market value of the shares was determined based the on the Company’s closing price on the date of issuance.

In June 2021, the Company issued 1,200,000 shares of common stock in conjunction with a consulting agreement for strategic advisory services for a value of $102,000 or $0.085 per share. The value of the compensation has been recorded in selling, general and administrative expenses in the Company’s statement of operations. The fair market value of the shares was determined based the on the Company’s closing price on the date of issuance.

NOTE 9.STOCK OPTIONS AND WARRANTS

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

The Black-Scholes valuation model was utilized to estimate the fair value of the time-based options. No time-based options were granted during the six months ended June 30, 2021 or the year ended December 31, 2020.

The Company recorded pretax stock compensation expense of $0 and $5,481 during the three months ended June 30, 2021 and 2020, respectively. The Company recorded pretax stock compensation expense of $0 and $10,946 during the six months ended June 30, 2021 and 2020, respectively. Stock-based compensation is included in selling, general, and administrative expense in the accompanying statements of operations.  Stock-based compensation expense is based on awards ultimately expected to vest.

			Weighted
		Weighted	Average
	Number	Average	Contractual
	of	Exercise	term
	shares	Price	(years)
Options outstanding at December 31, 2020	445,000	$.71	1.5

Granted	—	—	—

Exercised	—	—	—

Forfeited	—	—	—

Expired	—	—	—

Options outstanding at June 30, 2021	445,000	$0.71	1.3

Exercisable at June 30, 2021	420,000	$0.71	1.3

Options exercisable and expected to vest at June 30, 2021	445,000	$0.71	1.3

On February 8, 2021, the Company issued a warrant to purchase 2,500,000 shares of the Company’s common stock in conjunction with a convertible promissory note (see Note 4) The warrant entitles the holder to purchase 2,500,000 shares of the Company’s common stock at an initial exercise price of $0.40 per share. The warrant expires on February 8, 2026.

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

The Company valued the warrant using the Monte Carlo pricing model and recorded the warrant as a reduction of the note included in the debt discount balance. The following table summarizes the assumptions used in the valuation model to determine the fair value of the warrant:

Fair Value of Common Share	$0.225-0.47
Exercise Price	$0.40
Risk Free Rate	0.41-1.74%
Expected Life (Yrs.)	4.86-5.0
Volatility	147.4-154.0%

The relative fair value of the warrant of $420,096 has been recorded as a discount on the note.

During the six months ended June 30, 2021, the subsequent issuance of convertible promissory notes with certain terms and convertible promissory note conversions triggered the warrant reset feature on certain previously issued warrants, resulting in an increase in underlying shares of common stock to 57,495,151 from 3,582,388 and a change in exercise price to $0.02526 per share.

The resets for all outstanding warrants were recorded as a reduction to retained earnings and in an increase to additional paid-in-capital of $7,884,765.

The following table summarizes the information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable at June 30, 2021:

Date Issued	Exercise Price	Number Outstanding	Expiration Date
December 1, 2018	$0.71	100,000	December 1, 2023
May 1, 2020	$0.52	100,000	May 1, 2025
June 4, 2020	$0.02526	9,895,895	June 30, 2023
December 1, 2020	$0.02526	8,015,675	December 1, 2023
February 8, 2021	$0.02526	39,583,581	February 8, 2026
		57,695,151

NOTE 11.COMMITMENTS AND CONTINGENCIES

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

In June 2021, the Company entered into a consulting agreement for investor relations services with a third party.  The agreement provides for certain stock- based compensation should the Company reach certain milestones prior to the agreement expiration date of December 11, 2021.   If the Company’s common stock reaches $0.50 per share, the Company will issue the third party 200,000 shares of common stock. If the Company’s common stock reaches $1.00 per share, the Company will issue the third party 100,000 shares of commons stock (see Note 8).

NOTE 12.SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred through the date of this filing and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements, except as disclosed below.

As of August 12, 2021, holders of convertible promissory notes converted principal of $285,000 and accrued interest totaling $9,062 into 7,748,533 shares of common stock.

As of August 12, 2021, the Company paid $10,500 of its related party notes payable.

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

Results of Operations

Overview and Financial Condition

Going Concern

Since inception, the Company has incurred approximately $12.5 million of accumulated net losses. In addition, during the six months ended June 30, 2021, the Company used $728,507 in operations and had a working capital deficit of $1,520,722. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all of its obligations as they come due for the next twelve months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.

As a result, there is significant uncertainty whether the entity will continue as a going concern and, therefore, whether it will realize its assets and settle its liabilities and commitments in the normal course of business and at the amounts stated in the financial statements.

Accordingly, no adjustments have been made to the financial statements relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might be necessary should the entity not continue as a going concern. At this time, management is of the opinion that no asset is likely to be realized for an amount less than the amount at which it is recorded in the financial statements at June 30, 2021.

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

The following table sets forth the unaudited results of our operations for the three months ended June 30, 2021and 2020.

	2021	2020
Net Sales	$202,954	$136,755
Cost of goods sold:	49,741	17,995
Gross profit	153,213	118,760
Operating Expenses	677,871	936,669

Loss from operations	(524,658)	(817,909)
Other expense	(249,874)	(22,346)
Net Loss	$(774,532)	$(840,255)

Operating Results

April 1, 2021 through June 30, 2021 Compared to April 1, 2020 through June 30, 2020

Our sales totaled $202,954 for the year three months ended June 30, 2021 and $136,755 for the three months ended June 30, 2020, an increase of $66,199 or 48% The increase is primarily related to an increase in units sold. In the 2020 period, the COVID -19 pandemic had an impact on worldwide manufacturing and supply and affected our ability to replenish inventory. In addition, we were not able to attend trade shows.

Cost of sales and gross margins for the three months ended June 30, 2021 and for the three months ended June 30, 2020 were $49,741 and 75% and $17,995 and 87%, respectively. Our cost of sales consists of the cost of materials and distribution expenses. The decrease in gross margin is primarily attributed to a decrease in average selling price. Cost of sales and gross margins are affected by product mix as well as the mix in the level of sales between commissioned agents and distributors.

The following table sets forth the operating expenses for the three months ended June 30,2021 and 2020:

	2021	2020	Change
Marketing	$56,756	$500	$56,256
Commissions	$47,666	$38,770	$8,896
Payroll related	$205,909	$727,637	$(521,728)
Consulting and professional fees	$196,091	$121,960	$74,131
Research and development	$133,921	$4,000	$129,921
Other operating expenses	$37,528	$43,802	$(6,274)
	$677,871	$936,669	$(258,798)

The following table sets forth the stock- based compensation expense included in the above operating expenses for the three months ended June 30, 2021 and 2020:

	2021		2020	Change
Marketing		$—	$—	$—
Commissions		$—	$—	$—
Payroll related	$		$602,478	$(602,478)
Consulting and professional fees		$110,400	$40,152	$70,248
Research and development		$—	$—	$—
Other operating expenses		$—	$—	$—
		$110,400	$642,630	$(532,230)

Selling, general and administrative expenses consist primarily of payroll related expenses, commissions, consulting and professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $677,871 for the three months ended June 30, 2021 and $936,669 for the three months ended June 30, 2020 a decrease of $258,798 or about 28%. The change is primarily due to a decrease in stock-based compensation expense of $532,230 , partially offset by increases of approximately $130,000 in research and development costs, $56,000 in marketing costs and $81,000 in payroll related costs. Stock-based compensation expense for the three months ended June 30, 2021, includes $110,400 related to third party agreements for financial and strategic advisory services.  Stock-based compensation expense for the three months ended June 30, 2020 includes $600,000 related to shares issued to an employee for services provided and $37,149 for a warrant issued to a third -party service provider.

The increase in research and development costs reflects the Company’s ramped up efforts in the development of the POD.  The increase in marketing costs reflects commencement of various marketing initiatives to attract new distributors, agents and customers.  The increase in payroll related costs consists primarily of additional employee headcount and a bonus paid to the Company’s CEO totaling $31,753. Other expense increased by approximately $227,528 primarily due to an increase in interest expense of $757,918, partially offset by a decrease in value of derivative liabilities of $522,610. The increase interest expense includes $711,210 related to the amortization of debt discount and $42,003 accrued on the convertible promissory notes entered into beginning in June 2020.

As a result of the foregoing, we recorded a net loss of $774,532 for the three months ended June 30, 2021, compared to a net loss of $840,255 for the three months ended June 30, 2020. The decrease in net loss is primarily attributed to the increase in sales and gross profit and decrease in selling, general and administrative expenses, partially offset by an increase in other expenses.

The following table sets forth the unaudited results of our operations for the six months ended June 30, 2021and 2020.

	2021	2020
Net Sales	$369,394	351,625
Cost of goods sold:	91,332	82,508
Gross profit	278,062	269,117
Operating Expenses	2,367,254	1,524,819

Loss from operations	(2,089,192)	(1,255,702)
Other expense	(1,245,724)	(35,794)
Net Loss	$(3,334,916)	$(1,291,496)

January 1, 2021 through June 30, 2021 Compared to January 1, 2020 through June 30, 2020

Our sales totaled $369,394 for the six months ended June 30, 2021 and $351,625 for the six months ended June 30, 2020. The increase is primarily related to an increase in units sold.

Cost of sales and gross margins for the six months ended June 30, 2021 and for the six months ended June 30, 2020 were $91,332 and 75% and $82,508 and 77%, respectively. Our cost of sales consists of the cost of materials and distribution expenses. The decrease in gross margin is primarily attributed to a decrease in average selling price. Cost of sales and gross margins are affected by product mix as well as the mix in the level of sales between commissioned agents and distributors.

The following table sets forth the operating expenses for the six months ended June 30, 2021 and 2020:

	2021	2020	Change
Marketing	$74,367	$18,150	$56,217
Commissions	$88,640	$88,766	$(126)
Payroll related	$957,917	$864,331	$93,585
Consulting and professional fees	$1,024,740	$464,752	$559,987
Research and development	$142,221	$4,000	$138,221
Other operating expenses	$79,370	$84,819	$(5,449)
	$2,367,254	$1,524,819	$842,435

The following table sets forth the stock- based compensation expense included in the above operating expenses for six months ended June 30, 2021 and 2020:

	2021	2020	Change
Marketing	$—	$—	$—
Commissions	$—	$—	$—
Payroll related	$604,890	$604,740	$150
Consulting and professional fees	$804,237	$333,155	$471,081
Research and development	$—	$—	$—
Other operating expenses	$—	$—	$—
	$1,409,127	$937,895	$471,232

Selling, general and administrative expenses consist primarily of payroll related expenses, commissions, consulting and professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $2,367,254 for the six months ended June 30, 2021 and $1,524,819 for the six months ended June 30, 2020, an increase of $842,435 or about 55%. The change is primarily due to increases in stock-based compensation expense of $471,232, payroll related costs of $93,585, consulting and professional fees of $88,906, research and development costs of $138,221 and marketing costs of $56,217.  Stock-based compensation expense for the six months ended June 30, 2021, includes $804,237 related to third party agreements for financial and strategic advisory services and $604,890 related to shares of common stock issued to the Company’s CEO as compensation.  Stock-based compensation expense for the six months ended June 30, 2020, includes $290,000 related to third party agreements for financial and strategic advisory services and $600,000 related to shares of common stock issued to an employee for services rendered.

The increase in research and development costs reflects the Company’s ramped up efforts in the development of the POD.  The increase in marketing costs reflects commencement of various marketing initiatives to attract new distributors, agents and customers.  The increase in payroll related costs consists primarily of additional employee headcount and a bonus paid to the Company’s CEO totaling $31,753.  The increase in consulting and professional fees relates primarily to costs associated with operating as a public company.

Other expense increased by $1,209,930 primarily due to an increase in interest expense of $1,803,272, partially offset by a decrease in value of derivative liabilities of $537,408 and $50,082 of forgiven debt. Interest expense for the six months ended June 30, 2021, includes $1,727,201 related to the amortization of debt discount and $80,572 accrued on the convertible promissory notes entered into beginning in June 2020.

As a result of the foregoing, we recorded a net loss of $3,334,916 for the six months ended June 30, 2021, compared to a net loss of $1,291,496 for the six months ended June 30, 2020. The increase in net loss is primarily attributed to the increase in selling, general and administrative expenses and the increase in interest expense.

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

Liquidity and Capital Resources

During the six months ended June 30, 2021, our cash and cash equivalents increased by $115,530 reflecting net proceeds from financing activities of $844,037 partially offset by cash used in operations of $728,507. At June 30, 2021 the Company had a working capital deficit of $1,520,722 and cash on hand of $380,443. Working capital deficit totaled $660,955 excluding derivative liabilities – convertible notes-payable of $859,767. During the six months ended June 30, 2020, our cash and cash equivalents increased by $127,076, reflecting cash provided by financing activities of $372,999, partially offset by cash used in operations of $245,923.

Operating Activities

Cash flows used in operating activities totaled $728,507 for the six months ended June 30, 2021 as compared to cash flows used of $245,923for the six months ended June 30, 2020. The increase in cash flows used in operating activities is primarily the result of an increase in inventory purchases, a reduction in accounts payable and an increase in the loss from operations impacted by increased costs related to public Company operations, increased marketing efforts and ramp of research and development costs on the POD.

Financing Activities

Cash flows provided by financing activities totaled $844,037 for the six months ended June 30, 2021 as compared to $372,999 for the six months ended June 30,2020. The cash flows provided in the 2021 period are primarily the result of $950,000 in net proceeds from convertible promissory notes partially offset by debt repayments totaling $105,963.

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

In April 2021, the Company issued 50,000 shares of common stock in conjunction with a consulting agreement for strategic advisory services for a value of $8,400 or $0.168 per share.

In June 2021, the Company issued 1,200,000 shares of common stock in conjunction with a consulting agreement for strategic advisory services for a value of $102,000 or $0.085 per share.

During the six months ended June 30, 2021, holders of convertible promissory notes converted principal of $692,000 and accrued interest totaling $30,133 into 13,180,688 at prices ranging from $0.02526- $0.2659 per share.  As of August 15, 2021, holders of convertible promissory notes converted principal of $285,000 and accrued interest totaling $9,062 into 7,748,533 shares of common stock.

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

As of the period ended June 30, 2021, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures, to determine the existence of any material weaknesses or significant deficiencies. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

Based on this evaluation, the Company's management concluded its internal controls over financial reporting were not effective as of March 31, 2021. The ineffectiveness of the Company's internal control over financial reporting was due to the following identified material weaknesses and significant deficiencies:

Material Weakness

Management identified the following material weaknesses:

•we do not have an Audit Committee – While not being legally obligated to have an Audit Committee, it is the management’s view that such a committee, including a financial expert board member, is an utmost important entity level control of the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

•we have not performed a risk assessment and mapped our processes to control objectives.

•we have not implemented comprehensive entity-level internal controls.

•we have not implemented adequate system and manual controls; and

•we do not have sufficient segregation of duties.

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

On May 12, 2021, Redstart Holdings Corp. converted $25,000 of unpaid principal into 520,833 common shares from a convertible note dated October 22, 2020. The issuance to Redstart was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Redstart was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Redstart full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Redstart acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the

Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On May 17, 2021, Redstart Holdings Corp. converted $18,000 of unpaid principal and $6,400 of interest into 602,469 common shares from a convertible note dated October 22, 2020. The issuance to Redstart was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Redstart was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Redstart full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Redstart acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On May 25, 2021, YA II PN, Ltd, converted $60,000 of unpaid principal and $1,301.37 of interest into 1,802,981 common shares from a convertible note dated May 7, 2021. The issuance to YA II PN, Ltd, was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. YA II PN, Ltd, was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to YA II PN, Ltd, full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. YA II PN, Ltd, acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On June 8, 2021, Jefferson Street Capital, LLC converted $40,000 of unpaid principal and $750 of expense into 1,344,440 common shares from a convertible note dated December 1, 2020. The issuance to Jefferson Street Capital, LLC was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Jefferson Street Capital, LLC was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Jefferson Street Capital, LLC full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Jefferson Street Capital, LLC acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On June 16, 2021, YA II PN, Ltd, converted $65,000 of unpaid principal and, $1,197.26 of interest into 1,946,978 common shares from a convertible note dated May 7, 2021. The issuance to YA II PN, Ltd, was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. YA II PN, Ltd, was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to YA II PN, Ltd, full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. YA II PN, Ltd, acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On June 17, 2021, GS Capital Partners, LLC converted $40,000 in principal and $2,005.48 in interest and $325 of expense into 1,675,591 common shares from a convertible note dated December 11, 2020. The issuance to GS Capital Partners, LLC was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. GS Capital Partners, LLC was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to GS Capital Partners, LLC full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. GS Capital Partners, LLC acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 8, 2021, YA II PN, Ltd, converted $85,000 of unpaid principal and, $787.67 of interest into 1,910,638 common shares from a convertible note dated May 7, 2021. The issuance to YA II PN, Ltd, was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. YA II PN, Ltd, was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to YA II PN, Ltd, full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. YA II PN, Ltd, acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 9, 2021, Jefferson Street Capital, LLC converted $50,000 of unpaid principal and expenses of $750 into 1,169,354 common shares from a convertible note dated December 1, 2020. The issuance to Jefferson Street Capital, LLC was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Jefferson Street Capital, LLC was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Jefferson Street Capital, LLC full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Jefferson Street Capital, LLC acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 15, 2021, GS Capital Partners, LLC converted $40,000 in principal and $2,312.33 in interest and $175 in expense into 1,087,745 common shares from a convertible note dated December 11, 2020. The issuance to GS Capital Partners, LLC was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. GS Capital Partners, LLC was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to GS Capital Partners, LLC full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. GS Capital Partners, LLC acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 23, 2021, YA II PN, Ltd, converted $80,000 of unpaid principal and, $4,021.92 of interest into 2,386,985 common shares from a convertible note dated May 7, 2021. The issuance to YA II PN, Ltd, was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. YA II PN, Ltd, was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to YA II PN, Ltd, full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. YA II PN, Ltd, acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On August 9, 2021, GS Capital Partners, LLC converted $30,000 in principal and $1,939.73 in interest and $175 in expense into 1,193,811 common shares from a convertible note dated December 11, 2020. The issuance to GS Capital Partners, LLC was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. GS Capital Partners, LLC was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to GS Capital Partners, LLC full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. GS Capital Partners, LLC acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.	Description of Exhibit	Location

3.1	Certificate of Incorporation.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.2	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 9, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.3	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on July 9, 2020 increasing authorized common stock to 50 million shares.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.4	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on November 1, 2019 designating Series A Preferred Shares.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.5	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on August 23, 2017 converting from a limited liability company to a C corporation.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.6	Corporate Bylaws.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

4(vi)	Description of Securities	Incorporated by reference to the Company’s Form 8a-12g filed August 5, 2020.

10.1	Employment Contract; Matthew Wolfson Chief Executive Officer, as amended.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.2	Rule 10b5-1 Sales Plan – Wolfson	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.3	Agility Warrant Agreement, December 1, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.4	Agility Warrant Agreement, May 1, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.5	E-Business International, Inc. Stock Purchase Agreement, November 29, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.6	E-Business International, Inc. Stock Purchase Agreement Product Development, November 29, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.7	Consulting Agreement, Brenda Andrews, July 1, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.8	Consulting Agreement, Blue Ridge Enterprises, July 9, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.9	Consultant Agreement and directors resolution, October 21, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.10	Stock Purchase Agreement Stephanie Campbell, March 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.11	Stock Purchase Agreement Petar Gajic, March 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.12	Consent Action for Iakovos Tsakalidis Issuance, October 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.13	Option Agreement Kishkovskiy, March 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.14	Stock Purchase Agreement, Kelly Lauren Myers, March 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.15	Consent Action Nikolai Ogorodnikov Issuance October 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.16	Options Agreement Alexander Pedenko June 20, 2019	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.17	Consent Action PYP Enterprises July 1, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.18	Consulting Agreement PYP Enterprises, July 1, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.19	Stock Purchase Agreement Nicholas Rosin, March 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.20	KISS Agreement Blue Ridge Enterprises, LLC, July 6, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.21	Convertible Promissory Note Luis Lu December 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.22	Consulting Agreement Robert L. Hymers III, February 11, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.23	Consulting Agreement Redstone Communications, LLC, February 27, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.24	Sales Agreement Edgar Villanueva, October 25, 2017.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.25	Consent Action for Iakovos Tsakalidis, October 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.26	Consent Action for Nikolai Ogorodnikov, October 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.27	Amendment to KISS Agreement, March 22, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.28	Convertible Promissory Note, Ben and Carol Howden, May 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.29	Notice of Conversion - Howden, October 24, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.30	Taubman Subscription Agreement, October 31, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.31	Consent Action for Gene Taubman, October 31, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.32	Consulting Agreement, Robert L. Hymers III, February 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.33	Amended Consulting Agreement, Robert L. Hymers III, June 28, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.34	Stock Purchase Agreement dated June 15, 2020 with Pro Active Partners.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.35	Stock Purchase Agreement dated June 4, 2020 with Vista Capital Investments, LLC.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.36	Convertible Promissory Note dated June 4, 2020 with Vista Capital Investments, LLC.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.37	Warrant Issued to Vista Capital Investments, LLC dated June 4, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.38	July 21, 2020 Convertible Promissory Note with JRD-HD Enterprises III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.39	July 21, 2020 Securities Purchase Agreement with JRD-HD Enterprises III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.40	August 4, 2020 Note Purchase Agreement with JRD-HD Enterprises III, LLC.	Incorporated by reference to the Company’s Form 8a-12g filed August 5, 2020.

10.41	August 4, 2020 8% Convertible Note with JRD-HD Enterprises III, LLC.	Incorporated by reference to the Company’s Form 8a-12g filed August 5, 2020.

10.42	August 11, 2020 10% Convertible Promissory Note with Redstart Holdings Corp.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.43	August 11, 2020 Securities Purchase Agreement with Redstart Holdings Corp.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.44	September 3, 2020 Convertible Promissory Note JR-HD Enterprises, III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.45	September 3, 2020 Note Purchase Agreement with JR-HD Enterprises, III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.46	September 8, 2020 10% Convertible Promissory Note with Redstart Holdings Corp.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.47	September 8, 2020 Securities Purchase Agreement with Redstart Holdings Corp.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.48	September 28, 2020 Convertible Promissory Note with JSJ Investments, Inc.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.49	October 22, 2020 Convertible Promissory Note with Redstart Holdings Corp.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.50	November 3, 2020 Securities Purchase Agreement with JR-HD Enterprises, III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.51	November 3, 2020 Convertible Note with JR-HD Enterprises, III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.52	December 1, 2020 Convertible Note with Jefferson Street Capital, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.53	December 1, 2020 Securities Purchase Agreement with Jefferson Street Capital, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.54	December 3, 2020 Securities Purchase Agreement with JR-HD Enterprises, III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.55	December 3, 2020 Convertible Promissory Note with JR-HD Enterprises, III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.56	December 14, 2020 Securities Purchase Agreement with GS Capital Partners, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.57	December 14, 2020 Convertible Promissory Note with GS Capital Partners, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.58	February 8, 2021 Securities Purchase Agreement, Warrant Agreement, Convertible Debenture and Registration Rights Agreement with YA II PN, Ltd.	Incorporated by reference to the Company’s Form 8-K filed February 12, 2021.

20.01	Amended 2017 Employee and Consultant Stock Ownership Plan.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

31.1	Certification of Chief Executive and Chief Financial Officer.	Filed herewith.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	Inline XBRL Instance Document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2021

ELECTROMEDICAL TECHNOLOGIES INC.

By:	/s/ Matthew Wolfson
Matthew Wolfson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew Wolfson
Matthew Wolfson
Chief Financial Officer
(Principal Financial and Accounting Officer)