Form 10-Q/A
period 2021-06-30
Electromedical Technologies, Inc
filed 2021-09-03
CIK 1715819

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amended 10-Q”) of Electromedical Technologies, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021 (the “Original 10-Q”), which was filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2021. The Company is filing this Amended 10-Q to update certain information related to the number of shares to be issued in conjunction with the reset feature on one of the Company’s outstanding warrants. It has been determined that the reset feature for the warrant does not require an increase in underlying shares outstanding resulting in a decrease in total underlying shares from 57,695,151 to 20,611,570. The Company’s balance sheet and statements of stockholders’ equity for the six months ended June 30, 2021 have been adjusted to reflect the change as well as the applicable accompanying notes.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are included in this Amended 10-Q.

Except as described above, no other amendments have been made to the Original 10-Q. This Amended 10-Q does not reflect events that occurred after the date of the Original 10-Q, and except as described above, the Company has not modified or updated disclosures contained in the Original 10-Q to reflect any events that occurred after the date of the Original 10-Q.

ITEM 1. FINANCIAL STATEMENTS

ELECTROMEDICAL TECHNOLOGIES, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$380,443	$264,913
Accounts receivable	15,895	17,694
Inventories	286,180	78,712
Prepaid expenses and other current assets	9,445	285,860
Total current assets	691,963	647,179

Other assets	13,601	20,601
Property and equipment, net	738,281	749,219
Total assets	$1,443,845	$1,416,999

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$212,498	$262,614
Credit cards payable	17,341	23,710
Accrued expenses and other current liabilities	218,351	201,814
Customer deposits	—	28,651
Convertible promissory notes, net of discount of $1,217,757 and $1,277,255, respectively	624,896	257,398
Related party notes payable	252,500	332,500
PPP loan	—	39,500
Notes payable	—	12,846
Long term debt, current portion	27,332	28,260
Derivative liabilities- convertible promissory notes	859,767	831,852
Total current liabilities	2,212,685	2,019,145

Long-term liabilities:
Bank debt, net of current portion	532,765	546,552
Government debt, net of current portion	155,900	154,302
Other liabilities	12,374	15,603
Total liabilities	2,913,724	2,735,602

Commitments and contingencies (Note 11)	—	—

Stockholders’ deficit
Series A Preferred Stock, 1,000,000 shares authorized and 500,000 outstanding	355,000	355,000
Common stock, $.00001 par value, 125,000,000 shares authorized; 43,790,608 and 27,175,800 shares outstanding at June 30, 2021 and December 31, 2020, respectively	436	269
Additional paid-in-capital (Restated)	14,881,632	7,957,860
Accumulated deficit (Restated)	(16,706,947)	(9,631,732)
Total stockholders’ deficit	(1,469,879)	(1,318,603)
Total liabilities and stockholders’ deficit	$1,443,845	$1,416,999

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

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

							Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance, December 31, 2020	$355,000	500,000	$269	27,175,800	$7,957,860	$(9,631,732)	$(1,318,603)

Shares issued for consulting services	—	—	$11	1,084,120	$693,815	—	693,826

Warrant issued in conjunction with convertible promissory note	—	—	—	—	$420,096	—	420,096

Warrants reset in conjunction with convertible promissory notes (Restated)	—	—	—	—	$510,222	$(510,222)	—

Conversion of convertible promissory notes	—	—	10	1,019,113	$380,093	—	380,103

Stock-based compensation	—	—	11	1,100,000	$604,890	—	604,901

Net loss	—	—	—	—	—	(2,560,384)	(2,560,384)

Balance, March 31, 2021 (Restated)	$355,000	500,000	301	30,379,033	$10,566,976	$(12,702,338)	$(1,780,061)

Warrants reset in conjunction with convertible promissory notes (Restated)	—	—	—	—	3,230,077	(3,230,077)	—

Conversion of convertible promissory notes	—	—	122	12,161,575	974,192	—	974,314

Shares issued for consulting services	—	—	13	1,250,000	110,387	—	110,400

Net loss	—	—	—	—	—	(774,532)	(774,532)
Balance, June 30, 2021 (Restated)	$355,000	500,000	$436	43,790,608	$14,881,632	$(16,706,947)	$(1,469,879)

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

ELECTROMEDICAL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.ORGANIZATION AND NATURE OF BUSINESS

ElectroMedical Technologies, LLC (“the Company”), was formed in November 2010 as an Arizona limited liability company. In August 2017, the Company converted to a Delaware C Corporation under Electromedical Technologies, Inc. The Company is a bioelectronic engineering company with medical device certifications in the United States (FDA) and Mexico (Cofepris). The Company engineers simple-to-use portable bioelectronics devices, which provide fast and long -lasting pain relief across a broad range of ailments.

The Company has amended its financial statements as of and for the six months ended June 30, 2021 to update certain information related to the number of shares to be issued in conjunction with the reset feature on one of the Company’s outstanding warrants. It has been determined that the reset feature for the warrant does not require an increase in underlying shares outstanding, resulting in a decrease in total underlying shares from 57,695,151 to 20,611,570. The Company’s balance sheet and statements of stockholders’ equity for the six months ended June 30, 2021 have been adjusted to reflect the change as well as the applicable accompanying notes.

The following table represents the changes to stockholders’ equity during the six months ended June 30, 2021 in conjunction with the amended reset of certain warrants.

	Additional
	paid -in- capital	Accumulated Deficit	Stockholders' Deficit

June 30, 2021- as filed	$19,026,098	$(20,851,413)	$(1,469,879)
Warrant reset adjustment	(4,144,466)	4,144,466	—
June 30, 2021 - as restated	$14,881,632	$(16,706,947)	$(1,469,879)

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

Conversion of outstanding warrants, stock options and convertible promissory notes at June 30, 2021 may result in an estimated 58 million (Restated) additional shares of common stock outstanding.

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

If the Company, at any time while this warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to re-price, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or common stock equivalents entitling any person to acquire shares of common stock, at an effective price per share less than the then exercise price (such lower price, the “New Issuance Price”), then the exercise price shall be reduced and only reduced to equal the New Issuance Price.

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

During the six months ended June 30, 2021, the subsequent issuance of convertible promissory notes with certain terms and convertible promissory note conversions triggered the warrant reset feature on certain previously issued warrants, resulting in an increase in underlying shares of common stock to 20,611,570 (Restated) from 3,782,388 and a change in exercise price to $0.02526 per share.

The resets for all outstanding warrants were recorded as a reduction to retained earnings and in an increase to additional paid-in-capital of $3,740,299. (Restated)

The following table summarizes the information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable at June 30, 2021:

Date Issued	Exercise Price	Number Outstanding	Expiration Date
December 1, 2018	$0.71	100,000	December 1, 2023
May 1, 2020	$0.52	100,000	May 1, 2025
June 4, 2020	$0.02526	9,895,895	June 30, 2023
December 1, 2020	$0.02526	8,015,675	December 1, 2023
February 8, 2021	$0.02526	(Restated)2,500,000	February 8, 2026
		(Restated)20,611,570

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

Dated: September 3, 2021

ELECTROMEDICAL TECHNOLOGIES INC.

By:	/s/ Matthew Wolfson
Matthew Wolfson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew Wolfson
Matthew Wolfson
Chief Financial Officer
(Principal Financial and Accounting Officer)