Form 10-Q
period 2021-09-30
Electromedical Technologies, Inc
filed 2021-11-15
CIK 1715819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021.

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

On November 12, 2021, 84,225,842 shares of common stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS

ELECTROMEDICAL TECHNOLOGIES, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$164,810	$264,913
Accounts receivable	30,931	17,694
Inventories	229,906	78,712
Prepaid expenses and other current assets	23,936	285,860
Total current assets	449,583	647,179

Other assets	13,601	20,601
Property and equipment, net	732,813	749,219
Total assets	$1,195,997	$1,416,999

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$244,264	$262,614
Credit cards payable	14,769	23,710
Accrued expenses and other current liabilities	195,755	201,814
Customer deposits	2,267	28,651
Convertible promissory notes, net of discount of $159,114 and $1,277,255, respectively	813,239	257,398
Related party notes payable	233,500	332,500
PPP loan	—	39,500
Notes payable	—	12,846
Long term debt, current portion	28,516	28,260
Derivative liabilities- convertible promissory notes	803,219	831,852
Total current liabilities	2,335,529	2,019,145

Long-term liabilities:
Bank debt, net of current portion	525,851	546,552
Government debt, net of current portion	155,063	154,302
Other liabilities	10,162	15,603
Total liabilities	3,026,605	2,735,602

Commitments and contingencies (Note 11)	—	—

Stockholders’ deficit
Series A Preferred Stock, 1,000,000 shares authorized and 500,000 outstanding	355,000	355,000
Common stock, $.00001 par value, 125,000,000 shares authorized; 74,926,711 and 27,175,800 shares outstanding at September 30, 2021 and December 31, 2020, respectively	747	269
Additional paid-in-capital	17,828,794	7,957,860
Accumulated deficit	(20,015,149)	(9,631,732)
Total stockholders’ deficit	(1,830,608)	(1,318,603)
Total liabilities and stockholders’ deficit	$1,195,997	$1,416,999

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Net sales	$301,157	$205,850	$670,551	$557,476

Cost of sales	66,733	57,383	158,065	139,892

Gross profit	234,424	148,467	512,486	417,584

Selling, general and administrative expenses	454,997	2,243,377	2,822,251	3,768,196

Loss from operations	(220,573)	(2,094,910)	(2,309,765)	(3,350,612)

Other income (expense)
Interest expense	(1,105,069)	(52,658)	(2,937,851)	(82,168)
Change in excess fair value of KISS liability- related party	—	—	—	(7,784)
Change in fair market value of derivative liabilities	(1,974,164)	(22,415)	(1,436,756)	(22,415)
Other income (expense)	—		(432)	1,500
Forgiveness of debt	—	—	50,082	—
Total other expense	(3,079,233)	(75,073)	(4,324,957)	(110,867)

Net loss	$(3,299,806)	$(2,169,983)	$(6,634,722)	$(3,461,479)

Weighted average shares outstanding- basic and diluted	54,356,854	21,875,068	39,670,934	20,201,697
Weighted average loss per share- basic and diluted	$(0.06)	$(0.10)	$(0.17)	$(0.17)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

							Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance, December 31, 2020	$355,000	500,000	$269	27,175,800	$7,957,860	$(9,631,732)	$(1,318,603)

Shares issued for consulting services	—	—	11	1,084,120	693,815	—	693,826

Warrant issued in conjunction with convertible promissory note	—	—	—	—	420,096	—	420,096

Warrants reset in conjunction with convertible promissory notes	—	—	—	—	510,222	(510,222)	—

Conversion of convertible promissory notes	—	—	10	1,019,113	380,093	—	380,103

Stock-based compensation	—	—	11	1,100,000	604,890	—	604,901

Net loss	—	—	—	—	—	(2,560,384)	(2,560,384)

Balance, March 31, 2021	$355,000	500,000	301	30,379,033	$10,566,976	$(12,702,338)	$(1,780,061)

Warrants reset in conjunction with convertible promissory notes	—	—	—	—	3,230,077	(3,230,077)	—

Conversion of convertible promissory notes	—	—	122	12,161,575	974,192	—	974,314

Shares issued for consulting services	—	—	13	1,250,000	110,387	—	110,400

Net loss	—	—	—	—	—	(774,532)	(774,532)

Balance, June 30, 2021	$355,000	500,000	$436	43,790,608	$14,881,632	$(16,706,947)	$(1,469,879)

Warrants reset in conjunction with convertible promissory notes	—	—	—	—	8,396	(8,396)	—

Conversion of convertible promissory notes	—	—	301	30,136,103	2,938,776	—	2,939,077

Shares issued in conjunction with warrant cancellation	—	—	10	1,000,000	(10)	—	—

Net loss	—	—	—	—	—	(3,299,806)	(3,299,806)

Balance, September 30, 2021	$355,000	500,000	$747	74,926,711	$17,828,794	$(20,015,149)	$(1,830,608)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(UNAUDITED)

							Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance, December 31, 2019	$355,000	500,000	$177	17,900,639	$2,713,087	$(5,252,701)	$(2,184,437)

Shares issued in conjunction with vendor settlement	—	—	—	10,355	7,352	—	7,352

Shares issued for consulting services	—	—	6	600,000	289,994	—	290,000

Stock -based compensation	—	—	—	—	5,265	—	5,265

Net loss	—	—	—	—	—	(451,241)	(451,241)

Balance, March 31, 2020	$355,000	500,000	$183	18,510,994	$3,015,698	$(5,703,942)	$(2,333,061)

Shares issued in conjunction with convertible promissory note	—	—	1	100,000	42,968	—	42,969

Beneficial conversion feature in conjunction with convertible promissory note	—	—	—	—	8,800	—	8,800

Shares issued to employee for services	—	—	20	2,000,000	599,980	—	600,000

Warrant issued for services	—	—	—	—	37,149	—	37,149

Issuance of common stock for cash	—	—	1	142,857	49,999	—	50,000

Warrant issued in conjunction with convertible promissory note	—	—	—	—	48,231	—	48,231

Stock-based compensation	—	—	—	—	5,481	—	5,481

Net loss	—	—	—	—	—	(840,255)	(840,255)

Balance, June 30, 2020	$355,000	500,000	$205	20,753,851	$3,808,306	$(6,544,197)	$(2,380,686)

Beneficial conversion feature in conjunction with convertible promissory notes	—	—	—	—	390,000	—	390,000

Conversion of KISS liability - related party shares	—	—	72	7,156,497	1,452,473	—	1,452,545

Shares issued for consulting services	—	—	9	900,000	1,817,991	—	1,818,000

Stock-based compensation	—	—	—	—	5,953	—	5,953

Net loss	—	—	—	—	—	(2,169,983)	(2,169,983)

Balance, September 30, 2020	$355,000	500,000	$286	28,810,348	$7,474,723	$(8,714,180)	$(884,171)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

	2021	2020
Cash flows from operating activities:
Net loss	$(6,634,722)	$(3,461,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for allowance for doubtful accounts	3,495	3,765
Stock-based compensation expense	1,409,127	2,761,848
Depreciation and amortization	16,406	16,406
Forgiveness of debt	(49,783)	—
Change in excess fair value of KISS-liability- related party	—	7,784
Amortization of debt discount and day one derivative loss and warrant expense	2,785,844	33,038
Change in fair value of derivative liabilities- convertible promissory notes	1,436,756	22,415
Change in operating assets and liabilities:
Other	2,839	—
Accounts receivable	(16,732)	(4,939)
Inventories	(151,194)	(37,806)
Prepaid expenses and other current assets	261,924	(128,960)
Other assets	7,000	(60,021)
Accounts payable	(11,350)	57,036
Credit cards payable	(8,941)	(8,478)
Accrued expenses and other current liabilities	75,083	(28,401)
Customer deposits	(26,384)	24,660
Other liabilities	(5,441)	7,488
Net cash used in operating activities	(906,073)	(795,644)

Cash flows from financing activities:
Short-term financing	—	(40,308)
Proceeds from PPP loan	—	39,500
Proceeds from government debt	—	155,900
Repayments on bank debt	(19,684)	(12,471)
Related party notes payable-net	(99,000)	24,500
Issuance of convertible promissory notes	937,500	665,000
Repayments on notes payable	(12,846)	(1,000)
Issuance of common stock for cash - net	—	50,000
Net cash provided by financing activities	805,970	881,121

Net (decrease) increase in cash and cash equivalents	(100,103)	85,477

Cash and cash equivalents, beginning of period	264,913	—

Cash and cash equivalents, end of period	$164,810	$85,477

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$29,625	$37,408
Income taxes	$—	$—

Non-cash investing and financing activities:

Shares issued in conjunction with vendor settlement	$—	$7,352
Warrants, common stock and beneficial conversion feature issued in conjunction with convertible promissory notes	$420,096	$490,000
Derivative liabilities issued in conjunction with convertible promissory notes	$1,197,607	$171,892
Conversion of convertible promissory notes, derivative liabilities and accrued interest into shares of common stock	$4,290,655	$—
Conversion of KISS-liability related party to common stock	$—	$1,452,545

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

NOTE 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The accompanying unaudited financial statements of Electromedical Technologies, Inc. have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Rule 8-03 of Regulation S-X per Regulation A requirements. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These interim financial statements should be read in conjunction with the audited annual financial statements of the Company as of and for the year ended December 31, 2020. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year.

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

Going Concern

Since inception, the Company has incurred approximately $15.8 million of accumulated net losses. In addition, during the nine months ended September 30, 2021, the Company used $906,073 in operations and had a working capital deficit of $1,885,946. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all of its obligations as they come due for the next twelve months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.

As a result, there is significant uncertainty whether the entity will continue as a going concern and, therefore, whether it will realize its assets and settle its liabilities and commitments in the normal course of business and at the amounts stated in the financial statements.

Accordingly, no adjustments have been made to the financial statements relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might be necessary should the entity not continue as a going concern. At this time, management is of the opinion that no asset is likely to be realized for an amount less than the amount at which it is recorded in the financial statements as at September 30, 2021.

Revenue Recognition

Revenues are recognized when performance obligations are satisfied through the transfer of promised goods to the Company’s customers. Control transfers upon shipment of product and when the title has been passed to the customers. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue is recorded net of sales taxes collected from customers on behalf of taxing authorities, allowance for estimated returns, chargebacks, and markdowns based upon management’s estimates and the Company’s historical experience. The Company’s liability for sales return refunds is recognized within other current liabilities, and an asset for the value of inventory which is expected to be returned is recognized within other current assets on the balance sheets. The Company generally allows a 30 day right of return to its customers. As of September 30, 2021 and December 31, 2020, the sales returns allowance was $11,485 and $6,990, respectively

Certain larger customers pay in advance for future shipments. These advance payments totaled $2,267 and $28,651 at September 30, 2021 and December 31, 2020, respectively, and are recorded as customer deposits in the accompanying balance sheets. Revenue related to these advance payments is recognized upon shipment to the distributor or the end-customer.

At the completion of the initial three-year warranty, the Company sells extended warranties for periods ranging from one to three years. Revenue is recognized on a straight-line basis over the term of the contract. At September 30, 2021 and December 31, 2020, deferred revenue of $29,281 and $35,200, respectively, is recorded in connection with these extended warranties.

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

Significant customer sales as a percentage of total sales are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Customer A	18.5%	20.1%	17.0%	17.2%
Customer B	13.5%	15.2%	13.1%	12.9%
Customer C	18.3%	—	12.8%	—
Customer D	—	10.7%	—	—

Amounts due these customers totaled $15,328 and $13,800 at September 30, 2021 and December 31, 2020, respectively for commissions and reimbursements. There was $12,800 and $0 due from these customers at September 30, 2021 and December 31, 2020. Customer deposits on hand from these customers totaled $2,300 and $28,651 at September 30, 2021 and December 31, 2020, respectively. The loss of these customers would have a significant impact on the operations and cash flows of the Company.

The Company’s supplier concentrations expose the Company to business risks, which the Company mitigates by attempting to diversify its supply chain. Significant supplier purchases as a percentage of total inventory purchases are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Supplier A	—	86.8%	95.9%	80.8%
Supplier B	38.5%	—	—	—
Supplier C	61.5%	—	—	—

There were no amounts outstanding due these suppliers at September 30, 2021 and December 31, 2020. The loss of key vendors may have a significant impact on the operations and cash flows of the Company.

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

The levels of the fair value hierarchy into which the Company’s assets and liabilities fall as of September 30, 2021 are as follows:

	Level 1	Level 2	Level 3	Total
Liabilities

Derivative liabilities – convertible promissory notes	$—	$—	$803,219	$803,219

Total fair value	$—	$—	$803,219	$803,219

The levels of the fair value hierarchy into which the Company’s assets and liabilities fall as of December 31, 2020 are as follows:

	Level 1	Level 2	Level 3	Total
Liabilities

Derivative liabilities – convertible promissory notes	$—	$—	$831,852	$831,852

Total fair value	$—	$—	$831,852	$831,852

The following table presents changes during the nine months ended September 30, 2021 in Level 3 liabilities measured at fair value on a recurring basis:

Fair value- December 31, 2020	$831,852
Change in fair value of derivative liabilities	1,436,756
Derivative liabilities in conjunction with convertible promissory notes	1,197,607
Conversion of convertible promissory notes	(2,662,996)
Fair value- September 30, 2021	$803,219

See Note 6 for discussion of the Company’s valuation of the derivative liabilities.

Sales Taxes

FASB ASC Subtopic 605-45, Revenue Recognition – Principal Agent Considerations, provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in the financial statements for each period for which a statement of operations is presented if those amounts are significant. Sales taxes for the three months and nine months ended September 30, 2021 and 2020, were recorded on a net basis. Included in accrued expenses at, September 30, 2021 and December 31, 2020 are approximately $61,000 and $58,000 respectively, related to sales taxes.

Warranty

The Company warranties the sale of most of its products and records an accrual for estimated future claims. The standard warranty is typically for a period of three years. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The Company recorded a liability as of September 30, 2021 and December 31, 2020 of $14,936 and $17,483, respectively. The expense is included in cost of sales in the statements of operations and within accrued expenses on the accompanying balance sheets.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of September 30, 2021 and December 31, 2020, diluted net loss per share is the same as basic net loss per share for each period.

Conversion of outstanding warrants, stock options and convertible promissory notes at September 30, 2021 may result in an estimated 13.8 million additional shares of common stock outstanding.

COVID-19

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the COVID-19 include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19, and actions taken to mitigate it, have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, COVID-19 has had an adverse effect on our business, including our supply chains and distribution systems. While we are taking diligent steps to mitigate disruptions to our supply chain, we are unable to predict the extent or nature of these impacts at this time to our future financial condition and results of operations.

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

NOTE 3.PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30,	December 31,
	2021	2020
Building	$875,000	$875,000
Furniture and equipment	24,987	24,987
	899,987	899,987
Less: accumulated depreciation and amortization	(167,174)	(150,768)
	$732,813	$749,219

Depreciation and amortization expense related to property and equipment was $5,468 and $16,406 for the three months and nine months ended September 30, 2021 and 2020. Depreciation and amortization are included in selling, general and administrative expenses on the accompanying statements of operations.

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

Related Party Notes Payable

The Company repaid $99,000 of promissory notes with a related party and significant shareholder, in the nine months ended September 30, 2021, for a total of $233,500 outstanding. All notes mature at various times in 2020 and 2021. Interest will accrue at 10% per annum from the due date thereon until all principal is paid in full. Proceeds from the loans were used for operations. Interest expense totaled $7,561 and $0 for three months ended September 30, 2021 and 2020, respectively. Interest expense totaled $14,182 and $0 for the nine months ended September 30, 2021 and 2020, respectively.

Convertible Promissory Notes

During the nine months ended September 30, 2021, lenders converted principal totaling $1,549,800 plus accrued interest into 43,316,791 shares of common stock. The remaining principal outstanding of $972,353 includes $772,353 for which a forbearance agreement was entered into on September 3, 2021 and $150,000, which was converted into shares of common stock in October 2021 (see Note 11).

Under the terms of the forbearance agreement, various notes, two of which were in default, were changed to extend the maturity dates by six months. The notes were also amended to delete the prepayment penalty. As consideration for the forbearance, the Company agreed to make cash payments of $12,500 upon execution of the agreement and monthly thereafter until Jan 15, 2022 for a total of $75,000. $12,500 has been paid as of September 30, 2021. As additional consideration for entering into the forbearance agreement, the Company has agreed to issue the lender the number of shares equal to $100,000 on January 15, 2022 at a 25% discount based upon the previous 15-day average closing price. Effective after January 15, 2022, if the Company enters into an agreement with a third-party investor for consideration per share less than the $0.50 fixed price per share of the notes, the Company agrees to amend and restate the notes to reduce the conversion price.  The terms of the forbearance agreement have been treated as a modification to the existing notes and will be amortized over the remaining term of the notes.

The aggregate of convertible promissory notes is as follows:

	September 30,	December 31,
Convertible promissory notes	2021	2020
Principal balance	$972,353	$1,534,653
Debt discount balance	(159,114)	(1,277,255)
Net Notes balance	$813,239	$257,398

The Net Notes balance at September 30, 2021 is comprised of the following:

	Principal	Debt Discount	Net
Pre 2020	$50,000	$—	$50,000
July 2020	95,000	—	95,000
August 2020	215,000	—	215,000
August 2020	107,500	—	107,500
November 2020	244,853	(36,487)	208,366
December 2020	110,000	(23,558)	86,442
February 2021	150,000	(99,069)	50,931
	$972,353	$(159,114)	$813,239

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

In July 2020, the Company borrowed $107,500 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $90,000 include an original issue discount of $7,500 and legal fees of $10,000. The note matures on July 21, 2021. The lender has the right after January 21, 2021 to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.50 per share. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of eight percent (8%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid. A beneficial conversion feature valued at $90,000 has been recorded as a discount on the note. This note is a part of the forbearance agreement discussed above which includes an extension of the maturity date to January 21, 2022.

In August 2020, the Company borrowed $215,000 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $200,000 include an original issue discount of $15,000. The note matures on August 4, 2021. The lender has the right after February 4, 2021 to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.50 per share. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of eight percent (8%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid. A beneficial conversion feature valued at $200,000 has been recorded as a discount on the note. This note is a part of the forbearance agreement discussed above which includes an extension of the maturity date to February 4, 2022.

In August 2020, the Company borrowed $103,000 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $100,000 include an original issue discount of $3,000. The notes mature on August 11, 2021. The lender has the right for 180 days from the issuance date to convert the debt into fully paid and non- assessable shares of common stock at a price of $1.00 per share. From the period 180 days from issuance to maturity, the lender has the right to convert the debt into fully paid and non-assessable shares of common stock at a price of 63% of market value. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $97,654 at the date of issuance and has been recorded as a discount on the note. (see Note 6).  As of September 30, 2021, the lender converted the principal amount plus accrued interest into 519,113 shares of common stock at prices ranging from $0.1638 to $0.2659.

In September 2020, the Company borrowed $107,500 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $100,000 include an original issue discount of $7,500. The note matures on September 3, 2021. The lender has the right after March 3, 2021 to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.50 per share. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of eight percent (8%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid. A beneficial conversion feature valued at $100,000 has been recorded as a discount on the note. This note is a part of the forbearance agreement discussed above which includes an extension of the maturity date to March 3, 2022.

In September 2020, the Company borrowed $78,000 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $75,000 include an original issue discount of $3,000. The notes mature on September 8, 2021. The lender has the right for 180 days from the issuance date to convert the debt into fully paid and non- assessable shares of common stock at a price of $1.00 per share. From the period 180 days from issuance to maturity, the lender has the right to convert the debt into fully paid and non-assessable shares of common stock at a price of 63% of market value. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $74,238 at the date of issuance and has been recorded as a discount on the note. (see Note 6). As of September 30, 2021, the lender converted the principal amount plus accrued interest into 500,000 shares of common stock at a price of $0.1638 per share.

Pursuant to a previous financing commitment entered into September 28, 2020, received on October 1, 2020, the Company borrowed $108,000 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $100,000 include an original issue discount of $8,000. The notes mature on September 28, 2021. From the period 180 days from issuance to maturity, the lender has the right to convert the debt into fully paid and non-assessable shares of common stock at a price of 63% of market value. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $182,670 at the date of issuance and has been recorded as a discount on the note. The fair value of the derivative liability as of the date of issuance was in excess of the note resulting in full discount of the note and a charge to interest expense. (see Note 6). As of September 30, 2021, the lender converted the principal amount plus accrued interest of $5,795 into 1,239,206 shares of common stock at prices of $0.0693-$0.1756 per share.

Pursuant to a financing commitment, on October 22, 2020, the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of a convertible promissory note in the principal amount of $128,000 at a purchase price of $128,000. The note matures on October 22, 2021. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price equal to 65% of the outstanding share price. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $81,969 at the date of issuance and has been recorded as a discount on the note. (see Note 6). As of September 30, 2021, the lender converted the principal amount plus accrued interest of $6,400 into 2,556,166 shares of common stock at prices of $0.0405-$0.0804 per share.

Pursuant to a financing commitment, on November 3, 2020, the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of a convertible promissory note in the principal amount of $244,853 at a purchase price of $225,000. Proceeds of $225,000 include an original issue discount of $19,853. The note matures on November 3, 2021. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.50 per share, beginning 180 days after issuance. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of eight percent (8%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid. A beneficial conversion feature valued at $176,294 has been recorded as a discount on the note. This note is a part of the forbearance agreement discussed above which includes an extension of the maturity date to May 3, 2022.

Pursuant to a financing commitment, on December 1, 2020, the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of a convertible promissory note in the principal amount of $172,800 at a purchase price of $160,000. Proceeds of $147,200 include an original issue discount of $12,800 and fees of $12,800. The note matures on December 1, 2021. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price equal to 70% of the outstanding share price. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of five percent (5%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $237,021 at the date of issuance and has been recorded as a discount on the note. The fair value of the derivative liability as of the date of issuance was in excess of the note resulting in full discount of the note and a charge to interest expense. (see Note 6). As of September 30, 2021, the lender converted the principal into 5,384,079 shares of common stock at prices of $0.029 - $0.043 per share.

In conjunction with the note the Company issued a warrant to purchase 135,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant expires on December 1, 2023. The fair value of the warrant of $190,144 has been recorded as a discount on the note. (see Note 9). The warrant was partially exercised and cancelled in October 2021 (see Note 11).

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

Pursuant to a financing commitment, on December 3, 2020, the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of a convertible promissory note in the principal amount of $110,000 at a purchase price of $96,000. Proceeds of $96,000 include an original issue discount of $14,000. The note matures on December 3, 2021. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.50 per share, beginning 180 days after issuance. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of eight percent (8%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid. A beneficial conversion feature valued at $66,000 has been recorded as a discount on the note. This note is a part of the forbearance agreement discussed above which includes an extension of the maturity date to June 3, 2022.

Pursuant to a financing commitment, on December 14, 2020, the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of a convertible promissory note in the principal amount of $110,000 at a purchase price of $105,000. The note matures on December 14, 2021. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price equal to the lower of $0.55 per share or at a price equal to 63% of the outstanding share price. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $229,713 at the date of issuance and has been recorded as a discount on the note. The fair value of the derivative liability as of the date of issuance was in excess of the note resulting in full discount of the note and a charge to interest expense. (see Note 6). As of September 30, 2021, the lender converted the principal plus accrued interest of $6,257 into 3,957,147 shares of common stock at prices of $0.02526 - $0.03906 per share.

Pursuant to a financing commitment, on February 8, 2021 the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of convertible promissory notes in the principal amount totaling $1,000,000 and at a purchase price of 950,000. The first closing occurred upon the execution of the material definitive agreement in the face amount of $500,000, for a purchase price of $475,000. The second closing is in the face amount of $250,000 for a purchase price of $237,500, which was received on March 5, 2021, and the third closing is in the face amount of $250,000 for a purchase price of $237,500, which was received on May 7, 2021. The notes mature 1 year from issuance. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price equal to the lower of $0.40 per share or at a price equal to 70% of the outstanding share price. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 15% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $913,910 at the dates of issuance and has been recorded as a discount on the note. The fair value of the derivative liability as of the date of issuance was in excess of the note resulting in full discount of the note and a charge to interest expense. (see Note 6). As of September 30, 2021, the lender converted principal of $850,000 plus accrued interest of $44,626 into 29,161,080 shares of common stock at prices of $0.025 to $0.0466 per share.

In conjunction with the note the Company issued a warrant to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.40 per share. The warrant expires on February 8, 2026.  The relative fair value of the warrant of $420,096 has been recorded as a discount on the note.  On September 1, 2021, the exercise price of the warrant and the fixed exercise price on the notes was reset to $0.025 (see Note 9).

If the Company, at any time while this warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to re-price, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or common stock equivalents entitling any person to acquire shares of common stock, at an effective price per share less than the then exercise price (such lower price, the “New Issuance Price”), then the exercise price shall be reduced and only reduced to equal the New Issuance Price. On September 1, 2021, the warrant and convertible debt exercise price was reset to $0.025.

The beneficial conversion features, warrants and derivatives are initially recorded as a discount to the debt and amortized using the effective interest method. For the three months and nine months ended September 30, 2021, $1,058,643 and $2,785,844, respectively, of debt discount amortization day one derivative loss and fair market value of warrants are recorded as interest expense. The remaining debt discount of $159,114 will be amortized in 2021 and 2022. Additional interest expense on the convertible promissory notes of $30,063 and $10,790 has been recorded during the three months ended September 30, 2021and 2020, respectively. Additional interest expense on the convertible promissory notes of $110,635 and $12,047 has been recorded during the nine months ended September 30, 2021 and 2020, respectively.

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

Bank Debt

In September 2015, the Company entered into a credit agreement for a $700,000 term loan with a financial institution. Payment terms consist of monthly payments in arrears of $3,547 for the first year outstanding. The monthly payment then increases to $4,574 until the term loan matures on September 30, 2025, in which the remaining unpaid principal balance and accrued interest is due. The interest rate for the first year was 1.99% per annum and increased to 4.95% per annum for the remaining life of the term loan. The term loan is collateralized by a deed of trust in the office building. The proceeds were used to purchase a building for which the Company’s operations are located. The net principal balance outstanding on the term loan at September 30, 2021 and December 31, 2020 was $553,531 and $573,213, respectively. The term loan is personally guaranteed by the Company’s CEO.

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

Based on the various convertible promissory notes described in Note 4, the fair value of applicable derivative liabilities on notes and the change in fair value of derivative liabilities are as follows for the nine months ended September 30, 2021:

Derivative
Liability -
Convertible
Promissory
Notes
Balance as of December 31, 2020	$831,852
Conversion of convertible promissory notes	(2,662,996)
Derivative liabilities in conjunction with convertible promissory notes	1,197,607
Change in fair value of derivative liabilities	1,436,756
Balance as of September 30, 2021	$803,219

The fair value of the derivative liabilities – convertible promissory notes at September 30, 2021 is estimated using a Lattice pricing model with the following assumptions:

Market value of common stock	$0.1289
Expected volatility	217.3-284.2
Expected term (in years)	.21-.60
Risk-free interest rate	0.18-0.22%

NOTE 7.RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2021, the Company paid the Company’s CEO $20,978 towards the balance of the 2019 signing bonus. During the nine months ended September 30, 2020, the Company paid the Company’s CEO $98,796 towards the balance of the 2019 signing bonus. Total amount outstanding at September 30, 2021 and December 31, 2020 is $0 and $20,978, respectively. The Company paid the Company’s CEO an additional bonus of $61,930 during the nine months ended September 30, 2021.

In February 2021, the Company issued 1,100,000 shares of common stock to the Company’s CEO as compensation expense. (see Note 8). In October 2021, the Company issued the Company’s CEO 5,000,000 cashless warrants at $0.025 per share (see Note 11).

The Company repaid $99,000 during the nine months ended September 30, 2021 of related party notes payable.

NOTE 8.STOCKHOLDERS’ DEFICIT

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

On September 30, 2021, the Company entered into a warrant cancellation agreement with Vista Capital Investments, LLC (“Vista”). Previously, on June 4, 2020, the Company issued to Vista a warrant as part of a convertible note financing. In exchange for the cancellation of the warrant, the Company agreed to issue Vista 1,000,000 shares of common stock.

During the nine months ended September 30, 2021, lenders converted principal totaling $1,549,800 plus accrued interest into 43,316,791 shares of common stock.

NOTE 9.STOCK OPTIONS AND WARRANTS

Stock Options

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

The Black-Scholes valuation model was utilized to estimate the fair value of the time-based options. No time-based options were granted during the nine months ended September 30, 2021 or the year ended December 31, 2020.

The Company recorded pretax stock compensation expense of $0 and $5,481 during the three months ended September 30, 2021 and 2020, respectively. The Company recorded pretax stock compensation expense of $0 and $10,946 during the nine months ended September 30, 2021 and 2020, respectively. Stock-based compensation is included in selling, general, and administrative expense in the accompanying statements of operations.  Stock-based compensation expense is based on awards ultimately expected to vest.

			Weighted
		Weighted	Average
	Number	Average	Contractual
	of	Exercise	term
	shares	Price	(years)
Options outstanding at December 31, 2020	445,000	$.71	1.5

Granted	—	—	—

Exercised	—	—	—

Forfeited	—	—	—

Expired	—	—	—

Options outstanding at September 30, 2021	445,000	$0.71	.75

Exercisable at September 30, 2021	420,000	$0.71	.75

Options exercisable and expected to vest at September 30, 2021	445,000	$0.71	.75

Warrants

On February 8, 2021, the Company issued a warrant to purchase 2,500,000 shares of the Company’s common stock in conjunction with a convertible promissory note (see Note 4) The warrant entitles the holder to purchase 2,500,000 shares of the Company’s common stock at an initial exercise price of $0.40 per share. The warrant expires on February 8, 2026. On September 1, 2021, the exercise price of the warrant and the fixed exercise price on the notes was reset to $0.025.

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

During the nine months ended September 30, 2021, the subsequent issuance of convertible promissory notes with certain terms and convertible promissory note conversions triggered the warrant reset feature on certain previously issued warrants.

The resets for all outstanding warrants were recorded as a reduction to retained earnings and in an increase to additional paid-in-capital of $3,748,695.

On September 30, 2021, the Company entered into a warrant cancellation agreement with Vista Capital Investments, LLC (“Vista”). Previously, on June 4, 2020, the Company issued to Vista a warrant as part of a convertible note financing. In exchange for the cancellation of the warrant, the Company agreed to issue Vista one million shares of common stock

The following table summarizes the information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable at September 30, 2021:

Date Issued	Exercise Price	Number Outstanding	Expiration Date
December 1, 2018	$0.71	100,000	December 1, 2023
May 1, 2020	$0.52	100,000	May 1, 2025
December 1, 2020	$0.025	8,100,000	December 1, 2023
February 8, 2021	$0.025	2,500,000	February 8, 2026
		10,800,000

NOTE 10.COMMITMENTS AND CONTINGENCIES

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

In June 2021, the Company entered into a consulting agreement for investor relations services with a third party.  The agreement provides for certain stock- based compensation should the Company reach certain milestones prior to the agreement expiration date of December 11, 2021.   If the Company’s common stock reaches $0.50 per share, the Company will issue the third party 200,000 shares of common stock. If the Company’s common stock reaches $1.00 per share, the Company will issue the third party 100,000 shares of commons stock.  No compensation expense has been recorded.

NOTE 11.SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred through the date of this filing and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements, except as disclosed below.

On October 1, 2021, the Company issued 5,000,000 and 4,000,000 cashless warrants to the Company’s CEO and an employee, respectively.  The warrants have an exercise price of $0.025 and a maturity date of October 1, 2026.

On October 5, 2021, the Company entered into a warrant cancellation and forfeiture agreement with Jefferson Street Capital, LLC (“Jefferson”). Previously, on December 1, 2020, the Company issued to Jefferson a warrant as part of a convertible note financing. Prior to the date of the warrant cancellation, Jefferson exercised warrant conversions and the Company issued 3,281,871 shares of common stock. Jefferson’s cancellation of the remainder of the warrant was conditioned upon the Company’s closing of financing equal to $750,000, which it accomplished on October 15, 2021.

On October 14, 2021, the board of directors approved a resolution to amend the Company’s Certificate of Incorporation to: (1) increase the Company’s authorized shares to 251,000,000 and 1 shares of capital stock, including: two 250,000,000, shares designated as “Common Stock,” with a par value of $0.00001 per share; 1,000,000, shares designated as “Series A Preferred Shares,” par value $0.00001 per share; and 1 share designated as “Series B Preferred Shares,” par value $0.00001 per share. Concurrently, and pursuant to Section 2.11 of the Company’s By-Laws, shareholders holding a majority of the votes eligible to be cast approved by written consent the proposed amendments to the Company’s Certificate of Incorporation. Designation of the Series B Preferred Shares modifies the voting rights of stockholders by granting the holder of the Series B Preferred Shares a voting preference on any matter coming before a vote of the security holders, equal to the number of issued and authorized shares, plus one hundred thousand votes, it being the intention of the Company that the holder of the Series B Preferred Shares have effective voting control of the Corporation on a fully diluted basis. The Company has not issued the Series B Preferred Shares as of the date of this filing.

On October 14, 2021, the Company entered into two financing contracts: one with Mast Hill Fund, L.P., a Delaware limited partnership (“Mast Hill”), in the principal amount of $500,000; and another with Talos Victory Fund, LLC, a Delaware limited liability company (“Talos”) in the principal amount of $250,000.

The Mast Hill Agreement

In exchange for a convertible promissory note, Mast Hill agreed to lend the Company $500,000 with 10% interest per annum, less $50,000 OID. The maturity date of the promissory note is October 13, 2022. There is no pre-payment penalty associated with the convertible promissory note, and no registration rights connected to the shares issuable under conversion of the note. The initial conversion price is $0.06, subject to adjustment should the Company take certain actions, including entering into another financing or selling common stock at a price below the fixed price. In that event, Mast Hill’s conversion price would be reduced to equal the lower price. The Company is not required to issue additional shares to Mast Hill in the event an adjustment to the fixed price occurs. As additional consideration for the financing, the Company issued Mast Hill a 5-year warrant to purchase 4,166,666 shares of common stock at $0.12 per share, subject to price adjustments for certain actions, including dilutive issuances. The warrant does not provide for registration rights.

The Talos Agreement

In exchange for a convertible promissory note, Talos agreed to lend the Company $250,000 with 10% interest per annum, less $25,000 OID. The maturity date of the promissory note is October 13, 2022. There is no pre-payment penalty associated with the convertible promissory note, and no registration rights connected to the shares issuable under conversion of the note. The initial conversion price is $0.06, subject to adjustment should the Company take certain actions, including entering into another financing or selling common stock at a price below the fixed price. In that event, Talos’ conversion price would be reduced to equal the lower price. The Company is not required to issue additional shares to Talos in the event an adjustment to the fixed price occurs. As additional consideration for the financing, the Company issued Talos a 5-year warrant to purchase 2,083,333 shares of common stock at $0.12 per share, subject to price adjustments for certain actions, including dilutive issuances. The warrant does not provide for registration rights.

On October 17, 2021, the Company issued a warrant to purchase 450,000 shares of the Company’s common stock in conjunction with a finder’s fee agreement entered in June 2021. The warrant entitles the holder to purchase 450,000 shares of the Company’s common stock at an exercise price of $0.12 per share. The warrant expires on October 17, 2024.

On November 10, 2021, the Company entered into a Common Stock Purchase Agreement with a third party to invest up to $5,000,000 to purchase the Company’s common stock. Concurrently, the Company entered into a Registration Rights Agreement, as an inducement to the investor to execute and deliver the Common Stock Purchase Agreement, whereby the Company agreed to provide certain registration rights under the Securities Act of 1933.

The Common Stock Purchase Agreement terminates 36 months after the effective date, or conditioned upon the following events: (i) when investor has purchased an aggregate of $5,000,000 in the Company’s common stock; (ii) at such time that the Registration Statement agreed to in the Registration Rights Agreement is no longer in effect: (iii) upon investor’s material breach of contract; (iv) in the event a voluntary or involuntary bankruptcy petition is filed concerning the Company; or, (v) if a custodian is appointed for the Company or for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors. Stock may be purchased at 92% of the lowest daily VWAP of the common stock during the period five days prior to closing of the purchase transaction.

On November 10, 2021 in connection with the above agreement, the Company also entered into a non-exclusive agreement with a placement agent.

As of November 12, 2021, holders of convertible promissory notes converted principal of $150,000 and accrued interest totaling $431 into 6,017,260 shares of common stock.

As of November 12, 2021, the Company paid $2,000 of its related party notes payable.

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

Results of Operations

Overview and Financial Condition

Going Concern

Since inception, the Company has incurred approximately $15.8 million of accumulated net losses. In addition, during the nine months ended September 30, 2021, the Company used $906,073 in operations and had a working capital deficit of $1,885,946. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all of its obligations as they come due for the next twelve months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.

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

The following table sets forth the unaudited results of our operations for the three months ended September 30, 2021and 2020.

	2021	2020
Net Sales	$301,157	$205,850
Cost of goods sold:	66,733	57,383
Gross profit	234,424	148,467
Operating Expenses	454,997	2,243,377

Loss from operations	(220,573)	(2,094,910)
Other expense	(3,079,233)	(75,073)
Net Loss	$(3,299,806)	$(2,169,983)

Operating Results

July 1, 2021 through September 30, 2021 Compared to July 1, 2020 through September 30, 2020

Our sales totaled $301,157 for the three months ended September 30, 2021 and $205,850 for the three months ended September 30, 2020, an increase of $95,307 or 46% The increase is primarily related to an increase in units sold. In the 2020 period, the COVID -19 pandemic had an impact on worldwide manufacturing and supply and affected our ability to replenish inventory. In addition, we were not able to attend trade shows.

Cost of sales and gross margins for the three months ended September 30, 2021 and for the three months ended September 30, 2020 were $66,733 and 78% and $57,383 and 72%, respectively. Our cost of sales consists of the cost of materials and distribution expenses. Cost of sales and gross margins are affected by product mix as well as the mix in the level of sales between commissioned agents and distributors.

The following table sets forth the operating expenses for the three months ended September 30,2021 and 2020:

	2021	2020	Change
Marketing	$8,309	$66,415	$(58,106)
Commissions	61,663	40,850	20,813
Payroll related	203,215	141,637	61,578
Consulting and professional fees	125,843	1,941,003	(1,815,159)
Research and development	9,843	7,200	2,643
Other operating expenses	46,124	53,472	(7,348)
	$454,997	$2,243,377	$(1,788,380)

The following table sets forth the stock- based compensation expense included in the above operating expenses for the three months ended September 30, 2021 and 2020:

	2021	2020	Change
Marketing	$—	—	—
Commissions	—	—	—
Payroll related	—	2,917	(2,917)
Consulting and professional fees	—	1,821,036	(1,821,036)
Research and development	—	—	—
Other operating expenses	—	—	—
	$—	$1,823,953	$(1,823,953)

Selling, general and administrative expenses consist primarily of payroll related expenses, commissions, consulting and professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $454,997 for the three months ended September 30, 2021 and $2,243,377 for the three months ended September 30, 2020 a decrease of $1,788,380 or about 80%. The change is primarily due to a decrease in stock-based compensation expense of $1,823,953 and $58,106 in marketing cost, partially offset by an increase of $61,578 in payroll related costs. There was no stock-based compensation expense for the three months ended September 30, 2021. Stock-based compensation expense for the three months ended September 30, 2020 includes $1,818,000 related to shares issued to a third party for services provided in conjunction with a consulting agreement.

The increase in payroll related costs consists primarily of additional employee headcount and a bonus paid to the Company’s CEO totaling $30,177.

Other expense increased by approximately $3,004,160 primarily due to an increase in interest expense of $1,052,411, and an increase in value of derivative liabilities of $1,951,749. The increase in interest expense includes $1,029,378 related to the amortization of debt discount and $19,273 accrued on the convertible promissory notes entered into beginning in June 2020.

As a result of the foregoing, we recorded a net loss of $3,299,806 for the three months ended September 30, 2021, compared to a net loss of $75,073 for the three months ended September 30, 2020. The increase in net loss is primarily attributed to the increase in interest expense and the increase in value of derivative liabilities, partially offset by a decrease in selling, general and administrative expenses and increased gross profit.

The following table sets forth the unaudited results of our operations for the nine months ended September 30, 2021and 2020.

	2021	2020
Net Sales	$670,551	557,476
Cost of goods sold:	158,065	139,892
Gross profit	512,486	417,584
Operating Expenses	2,822,251	3,768,196

Loss from operations	(2,309,765)	(3,350,612)
Other expense	$(4,324,957)	(110,867)
Net Loss	(6,634,722)	(3,461,479)

January 1, 2021 through September 30, 2021 Compared to January 1, 2020 through September 30, 2020

Our sales totaled $670,551 for the nine months ended September 30, 2021 and $557,476 for the nine months ended September 30, 2020. The increase is primarily related to an increase in units sold.

Cost of sales and gross margins for the nine months ended September 30, 2021 and for the nine months ended September 30, 2020 were $158,065 and 76% and $139,892 and 75%, respectively. Our cost of sales consists of the cost of materials and distribution expenses. Cost of sales and gross margins are affected by product mix as well as the mix in the level of sales between commissioned agents and distributors.

The following table sets forth the operating expenses for the nine months ended September 30, 2021 and 2020:

	2021	2020	Change
Marketing	$82,676	$84,565	$(1,889)
Commissions	150,303	129,616	20,687
Payroll related	1,161,132	1,005,969	155,163
Consulting and professional fees	1,150,582	2,405,755	(1,255,173)
Research and development	152,064	11,200	140,864
Other operating expenses	125,494	138,291	(12,797)
	$2,822,251	$3,768,196	$(945,945)

The following table sets forth the stock- based compensation expense included in the above operating expenses for the nine months ended September 30, 2021 and 2020:

	2021	2020	Change
Marketing	$—	$—	$—
Commissions	—	—	—
Payroll related	604,890	607,657	(2,767)
Consulting and professional fees	804,237	2,154,191	(1,349,954)
Research and development	—	—	—
Other operating expenses	—	—	—
	$1,409,127	$2,761,848	$(1,352,721)

Selling, general and administrative expenses consist primarily of payroll related expenses, commissions, consulting and professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $2,822,251 for the nine months ended September 30, 2021 and 3,768,196 for the nine months ended September 30, 2020, a decrease of $945,945 or about 25%. The change is primarily due to decreases in stock-based compensation expense of $1,352,721, partially offset by increases in payroll related costs of $155,163, research and development costs of $148,064 and consulting and professional fees of $94,781. Stock-based compensation expense for the nine months ended September 30, 2021, includes $804,237 related to third party agreements for financial and strategic advisory services and $604,890 related to shares of common stock issued to the Company’s CEO as compensation. Stock-based compensation expense for the nine months ended September30, 2020, includes $2,108,000 related to third party agreements for financial and strategic advisory services and $600,000 related to shares of common stock issued to an employee for services rendered.

The increase in research and development costs reflects the Company’s ramped up efforts in the development of the POD.  The increase in payroll related costs consists primarily of additional employee headcount and a bonus paid to the Company’s CEO totaling $61,930The increase in consulting and professional fees relates primarily to costs associated with operating as a public company.

Other expense increased by $4,214,090 primarily due to an increase in interest expense of $2,855,683 and an increase in the value of derivative liabilities of $1,414,341, partially offset by $50,082 of forgiven debt. The increase in interest expense for the nine months ended September 30, 2021, includes $2,751,188 related to the amortization of debt discount and $98,588 accrued on the convertible promissory notes entered into beginning in June 2020.

As a result of the foregoing, we recorded a net loss of $6,634,722 for the nine months ended September 30, 2021, compared to a net loss of $3,461,479 for the nine months ended September 30, 2020. The increase in net loss is primarily attributed to the increase in interest expense and the increase in value of derivative liabilities, partially offset by a decrease in selling, general and administrative expenses.

COVID-19 may impact our business.

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the COVID-19 include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19, and actions taken to mitigate it, have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical areas in which we operate. While it is unknown how long these conditions will last and what the complete financial effect will be to the Company, COVID-19 may have an adverse effect on our business. While we are taking diligent steps to mitigate any possible disruptions to our business, we are unable to predict the extent or nature of these impacts, at this time, to our future financial condition and results of operations.

Liquidity and Capital Resources

During the nine months ended September 30, 2021, our cash and cash equivalents decreased by $100,103 reflecting cash used in operations of $906,073, partially offset by net proceeds from financing activities of $805,970. At September 30, 2021 the Company had a working capital deficit of $1,885,946 and cash on hand of $164,810. Working capital deficit totaled $1,082,727 excluding derivative liabilities – convertible notes-payable of $803,219. During the nine months ended September 30, 2020, our cash and cash equivalents increased by $85,477, reflecting cash provided by financing activities of $881,121, partially offset by cash used in operations of $795,644.

Operating Activities

Cash flows used in operating activities totaled $906,073 for the nine months ended September 30, 2021 as compared to cash flows used of $795,644for the nine months ended September 30, 2020. The increase in cash flows used in operating activities is primarily the result of an increase in inventory purchases, a reduction in accounts payable and an increase in the loss from operations, excluding stock-based compensation expense impacted by increased costs related to public Company operations, increased marketing efforts and ramp of research and development costs on the POD.

Financing Activities

Cash flows provided by financing activities totaled $805,970 for the nine months ended September 30, 2021 as compared to $881,921 for the nine months ended September 30,2020. The cash flows provided in the 2021 period are primarily the result of $937,500 in net proceeds from convertible promissory notes partially offset by debt repayments totaling $131,530.

During the nine months ended September 30, 2021, lenders converted principal totaling $1,549,800 plus accrued interest into 43,316,791 shares of common stock. The remaining principal outstanding of $972,353 includes $772,353 for which a forbearance agreement was entered into on September 3, 2021 and $150,000, which was converted into shares of common stock in October 2021.

Under the terms of the forbearance agreement, various notes totaling $784,853, two of which were in default, were changed to extend the maturity dates by six months. The notes were also amended to delete the prepayment penalty. As consideration for the forbearance, the Company agreed to make cash payments of $12,500 upon execution of the agreement and monthly thereafter until Jan 15, 2022 for a total of $75,000. $12,500 has been paid as of September 30, 2021. As additional consideration for entering into the forbearance agreement, the Company has agreed to issue the lender the number of shares equal to $100,000 on January 15, 2022 at a 25% discount based upon the previous 15-day average closing price. Effective after January 15, 2022, if the Company enters into an agreement with a third-party investor for consideration per share less than the $0.50 fixed price per share of the notes, the Company agrees to amend and restate the notes to reduce the conversion price.

On October 14, 2021, the Company entered into two financing contracts: one with Mast Hill Fund, L.P., a Delaware limited partnership (“Mast Hill”), in the principal amount of $500,000; and another with Talos Victory Fund, LLC, a Delaware limited liability company (“Talos”) in the principal amount of $250,000.

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

As of the period ended September 30, 2021, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures, to determine the existence of any material weaknesses or significant deficiencies. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

Based on this evaluation, the Company's management concluded its internal controls over financial reporting were not effective as of September 30, 2021. The ineffectiveness of the Company's internal control over financial reporting was due to the following identified material weaknesses and significant deficiencies:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

On November 10, 2021, the Company entered into a material definitive agreement not made in the normal course of its business. The parties are the Company, White Lion Capital, LLC and Univest Securities, LLC. With the exception of the entry into the material definitive agreement, no material relationship exists between the Company, or any of the Company’s affiliates or control persons, and White Lion and Univest, or any of their respective affiliates or control persons.

Pursuant to a Common Stock Purchase Agreement between the Company and White Lion, White Lion agreed to invest up to Five Million Dollars ($5,000,000) to purchase the Company’s Common Stock, par value $0.00001per share. Concurrently, the Company and White Lion entered into a Registration Rights Agreement, as an inducement to White Lion to execute and deliver the Common Stock Purchase Agreement, whereby the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws, with respect to the shares of Common Stock issuable for White Lion’s investment pursuant to the Common Stock Purchase Agreement.

The Common Stock Purchase Agreement terminates thirty-six (36) months after the Effective Date, or conditioned upon the following events: (i) when White Lion has purchased an aggregate of Five Million Dollars ($5,000,000) in the Company’s Common Stock; (ii) at such time that the Registration Statement agreed to in the Registration Rights Agreement is no longer in effect: (iii) upon White Lion’s material breach of contract; (iv) in the event a voluntary or involuntary bankruptcy petition is filed concerning the Company; or, (v) if a Custodian is appointed for the Company or for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors.

On November 10, 2021In connection with the material definitive agreement, the Company also contracted with Univest Securities, LLC as the Company’s non-exclusive placement agent in connection with the offering and sale by the Company of the securities pursuant to

Section 4(a)(2) under the Securities Act, with the terms of such offering to be subject to market conditions and negotiations between the Company, the Placement Agent and the Investor.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.	Description of Exhibit	Location

3.1	Certificate of Incorporation.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.2	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 9, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.3	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on July 9, 2020 increasing authorized common stock to 50 million shares.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.4	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on November 1, 2019 designating Series A Preferred Shares.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.5	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on August 23, 2017 converting from a limited liability company to a C corporation.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.6	Corporate Bylaws.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

4(vi)	Description of Securities	Incorporated by reference to the Company’s Form 8a-12g filed August 5, 2020.

10.1	Employment Contract; Matthew Wolfson Chief Executive Officer, as amended.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.2	Rule 10b5-1 Sales Plan – Wolfson	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.3	Agility Warrant Agreement, December 1, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.4	Agility Warrant Agreement, May 1, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.5	E-Business International, Inc. Stock Purchase Agreement, November 29, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.6	E-Business International, Inc. Stock Purchase Agreement Product Development, November 29, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.7	Consulting Agreement, Brenda Andrews, July 1, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.8	Consulting Agreement, Blue Ridge Enterprises, July 9, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.9	Consultant Agreement and directors resolution, October 21, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.10	Stock Purchase Agreement Stephanie Campbell, March 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.11	Stock Purchase Agreement Petar Gajic, March 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.12	Consent Action for Iakovos Tsakalidis Issuance, October 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.13	Option Agreement Kishkovskiy, March 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.14	Stock Purchase Agreement, Kelly Lauren Myers, March 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.15	Consent Action Nikolai Ogorodnikov Issuance October 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.16	Options Agreement Alexander Pedenko June 20, 2019	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.17	Consent Action PYP Enterprises July 1, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.18	Consulting Agreement PYP Enterprises, July 1, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.19	Stock Purchase Agreement Nicholas Rosin, March 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.20	KISS Agreement Blue Ridge Enterprises, LLC, July 6, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.21	Convertible Promissory Note Luis Lu December 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.22	Consulting Agreement Robert L. Hymers III, February 11, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.23	Consulting Agreement Redstone Communications, LLC, February 27, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.24	Sales Agreement Edgar Villanueva, October 25, 2017.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.25	Consent Action for Iakovos Tsakalidis, October 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.26	Consent Action for Nikolai Ogorodnikov, October 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.27	Amendment to KISS Agreement, March 22, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.28	Convertible Promissory Note, Ben and Carol Howden, May 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.29	Notice of Conversion - Howden, October 24, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.30	Taubman Subscription Agreement, October 31, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.31	Consent Action for Gene Taubman, October 31, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.32	Consulting Agreement, Robert L. Hymers III, February 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.33	Amended Consulting Agreement, Robert L. Hymers III, June 28, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.34	Stock Purchase Agreement dated June 15, 2020 with Pro Active Partners.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.35	Stock Purchase Agreement dated June 4, 2020 with Vista Capital Investments, LLC.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.36	Convertible Promissory Note dated June 4, 2020 with Vista Capital Investments, LLC.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.37	Warrant Issued to Vista Capital Investments, LLC dated June 4, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.38	July 21, 2020 Convertible Promissory Note with JRD-HD Enterprises III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.39	July 21, 2020 Securities Purchase Agreement with JRD-HD Enterprises III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.40	August 4, 2020 Note Purchase Agreement with JRD-HD Enterprises III, LLC.	Incorporated by reference to the Company’s Form 8a-12g filed August 5, 2020.

10.41	August 4, 2020 8% Convertible Note with JRD-HD Enterprises III, LLC.	Incorporated by reference to the Company’s Form 8a-12g filed August 5, 2020.

10.42	August 11, 2020 10% Convertible Promissory Note with Redstart Holdings Corp.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.43	August 11, 2020 Securities Purchase Agreement with Redstart Holdings Corp.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.44	September 3, 2020 Convertible Promissory Note JR-HD Enterprises, III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.45	September 3, 2020 Note Purchase Agreement with JR-HD Enterprises, III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.46	September 8, 2020 10% Convertible Promissory Note with Redstart Holdings Corp.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.47	September 8, 2020 Securities Purchase Agreement with Redstart Holdings Corp.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.48	September 28, 2020 Convertible Promissory Note with JSJ Investments, Inc.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.49	October 22, 2020 Convertible Promissory Note with Redstart Holdings Corp.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.50	November 3, 2020 Securities Purchase Agreement with JR-HD Enterprises, III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.51	November 3, 2020 Convertible Note with JR-HD Enterprises, III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.52	December 1, 2020 Convertible Note with Jefferson Street Capital, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.53	December 1, 2020 Securities Purchase Agreement with Jefferson Street Capital, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.54	December 3, 2020 Securities Purchase Agreement with JR-HD Enterprises, III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.55	December 3, 2020 Convertible Promissory Note with JR-HD Enterprises, III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.56	December 14, 2020 Securities Purchase Agreement with GS Capital Partners, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.57	December 14, 2020 Convertible Promissory Note with GS Capital Partners, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.58	February 8, 2021 Securities Purchase Agreement, Warrant Agreement, Convertible Debenture and Registration Rights Agreement with YA II PN, Ltd.	Incorporated by reference to the Company’s Form 8-K filed February 12, 2021.

10.59	November 10, 2021 Placement Agent Agreement, Univest Securities.	Filed herewith.

10.60	November 10, 2021 Registration Rights Agreement, White Lion Capital, LLC	Filed herewith.

10.61	November 10, 2021 Common Stock Purchase Agreement, White Lion Capital, LLC	Filed herewith.

20.01	Amended 2017 Employee and Consultant Stock Ownership Plan.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

31.1	Certification of Chief Executive Officer.	Filed herewith.

31.2	Certification of Chief Financial Officer.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	Inline XBRL Instance Document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2021

ELECTROMEDICAL TECHNOLOGIES INC.

By:	/s/ Matthew Wolfson
Matthew Wolfson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew Wolfson
Matthew Wolfson
Chief Financial Officer
(Principal Financial and Accounting Officer)