Form 10-K
period 2021-12-31
Electromedical Technologies, Inc
filed 2022-03-31
CIK 1715819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

The aggregate market value of common equity held by non-affiliates of the Registrant as of December 31, 2021 was approximately $4,845,413.

As at December 31, 2021, and March 31, 2022, 87,725,842 and 104,955,567 shares of common stock, par value $0.00001, were issued and outstanding respectively.

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

We believe that we do this by delivering innovative solutions providing fast and long lasting pain relief across the broadest range of ailments. We engineer simple-to-use bioelectronics therapy devices, which send a proprietary sequence of electrical signals. We believe our devices have proven to be highly effective over the past decade and have the technological capability to be used in medical research.

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

Our mission is to improve global wellness for people suffering from various painful conditions by relieving chronic and acute pain using energy, frequency and vibration as an alternative to pharmaceuticals; and one day, read and modifies electrical signals passing along nerves in the body, to restore long-term health. We believe that we do this by delivering innovative solutions providing fast and long lasting pain relief across the broadest range of ailments. We engineer simple-to-use bioelectronics therapy devices, which send a proprietary sequence of electrical signals. We believe our devices have proven to be highly effective over the past decade and have the technological capability to be used in medical research.

We have a corporate goal to offer the public effective alternatives to addictive pain relieving drugs, such as opioids. According to the Society of Actuaries, opioid overdose deaths are now the single largest factor slowing the growth in U.S. life expectancy and has led to stagnation or decreases in life expectancy three years in a row for the first time since 1915–1918, when the country was facing World War I and the Spanish flu pandemic The Centers for Disease Control (CDC) reports that overdose deaths involving prescription opioids have quadrupled since 1999 and that drug overdoses now kill more people every year than gun violence or car accidents. From 1999 to 2017, more than 702,000 people have died from a drug overdose. In 2017, more than 70,000 people died from drug overdoses, making it a leading cause of injury-related death in the United States. It is our aim to offer effective nontoxic, noninvasive alternatives to pain management.

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

Even if granted, a 510(k) clearance, de novo classification, or PMA approval imposes substantial restrictions on how our devices may be marketed or sold, and the FDA continues to place considerable restrictions on our products and operations. For example, the manufacture of medical devices must comply with the FDA’s Quality System Regulation, or QSR. In addition, manufacturers must register their manufacturing facilities, list the products with the FDA, and comply with requirements relating to labeling, marketing, complaint handling, adverse event and medical device reporting, reporting of corrections and removals, and import and export. The FDA monitors compliance with the QSR and these other requirements through periodic inspections. If our facilities or those of our manufacturers or suppliers are found to be in violation of applicable laws and regulations, or if we or our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions: untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties; customer notifications or repair, replacement, refunds, detention or seizure of our products; operating restrictions or partial suspension or total shutdown of production; refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products; withdrawing 510(k) marketing clearances or PMA approvals that have already been granted; refusing to provide Certificates for Foreign Government; refusing to grant export approval for our products; or pursuing criminal prosecution. Any of these sanctions could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands, and could have a material adverse effect on our reputation, business, results of operations and financial condition. We may also be required to bear other costs or take other actions that may have a negative impact on our sales and our ability to generate profits.

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

Sales and Marketing

Principal Products and Services

WellnessPro Plus

Our principal product, WellnessPro Plus, is an intelligent and effective bioelectronics therapy prescription device; and is used by consumers and health care professionals to relieve chronic and acute pain. Research studies have shown the efficacy of bioelectronics therapy in the treatment of chronic pain from a variety of ailments including: arthritis, chronic low back pain, fibromyalgia, diabetic neuropathy, Lyme disease, osteoarthritis, and neuropathic pain. This medical device is classified in the FDA as a transcutaneous electrical nerve stimulation (“TENS”) device. We believe, based on consumer and professional testimonials from the past decade that our device has been on the market, that the WellnessPro Plus treats pain conditions faster with longer-lasting relief, compared to lower cost conventional TENS devises. We attribute this in part to our proprietary algorithm and technology that we call the “DeepPulse.” With the DeepPulse there are close to one million frequency ranges to choose from to help prevent accommodation. The device can also generate micro-current stimulation to mimic the body’s own electric signals

The device sends a proprietary sequence of electrical signals that change at various times, preventing accommodation (where the body adapts to specific treatments, diminishing treatment effectiveness). Also, our proprietary DeepPulse pre-modulation technology allows signals to penetrate deeper into affected areas, which we believe produces faster, longer-lasting pain relief. Additionally, our micro-current mode delivers signals, which naturally mimic the body’s signals, triggering the body’s own natural ability to relieve pain via "endorphin release" and accelerating the ION pump exchange. This allows for reduction of pain, increased microcirculation and oxygenation of red blood cells, which in turn helps the body de-stress from pain and trigger natural, healthy processes necessary for better health.

WellnessPro POD and Wellness ION Pen

We are planning to bring two new products to market – extending the Wellness Product line: the WellnessPro POD, our first wearable product, and the Wellness ION Pen. We believe that the WellnessPro POD represents an exciting product line expansion as a “clinical-grade” wearable device, that is intended to treat chronic pain, PTSD, anxiety, depression and insomnia. We intend to sell this device over-the-counter; however, some modalities on this device may only be provided with a prescription. Our target market for the WellnessPro POD is chronic pain sufferers, which is estimated to be 100 million individuals in the United States alone. We intend to focus on various segments in this market, including veterans of U.S. armed forces, which according to the Census Bureau, as of 2014, consists of nearly 22 million individuals. Our goal is to educate the medical community of the benefits of "natural", non-invasive, non-

toxic pain relief and for the WellnessPro POD to be an initial choice for practitioners to prescribe separately or in conjunction with pain medication.

Both of these new products will integrate with the WellnessPro Plus to leverage the engineering breakthroughs and intellectual property found in the WellnessPro Plus, and yet will still function as standalone devices.

WellnessPro POD

●	The WellnessPro POD is a compact “clinical-grade” wearable intended to keep pace with the evolution in pain management across practice segments, which will expand the range of treated modalities from chronic and acute pain to include PTSD, anxiety, depression and insomnia.

Wellness ION Pen

●	The Wellness ION Pen is a unique interferential cold laser used to deliver targeted frequency stimulation. This therapeutic laser, which we intend to sell over-the-counter, will deliver expanded wavelengths relative to comparable lasers combined with micro-stimulation. We believe this will improve circulation and tissue healing and reduce inflammation and pain. The Wellness ION Pen will also have cosmetic applications for skin issues

Market

The Wellness line of products is intended for anyone living with pain caused by various medical conditions or trauma, or who is battling pharmaceutical (e.g., opioid) dependency or addiction. The products can be purchased directly by consumers or used by healthcare practitioners, including:

●	Chiropractors;
●	Physiotherapists;
●	Pain management doctors and clinicians;
●	Natural medicine doctors;
●	Sports medicine doctors; and
●	Athletic trainers.

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

Strategy

Electromedical Technologies, for the first fifteen years of its existence, has been fortunate to have grown “organically” without formal sales and marketing programs and investments. We believe this is fundamentally because of the product’s ability to deliver uncommon levels of pain relief better quality of life and wellness for thousands of customers (our “raving fans”). These raving fans subsequently shared their miraculous stories of recovery – some of which can be found on our website. We believe that those testimonials influenced thousands of people living with ailments and pain to turn to the WellnessPro Plus for relief. These changes in  with the additional capital we are planning to raise. In 2021 and beyond, Electromedical will engage in a comprehensive and fully integrated marketing program to increase sales and build the Electromedical brand. The integrated marketing program will include the following elements:

Website marketing.

o	Using sophisticated tools integrated with our website, such as marketing automation, we will automate the process of nurturing web visitors and increasing sales.
●	Digital marketing.
o	Using advanced approaches for improving Electromedical’s organic and paid search optimization results, we will increase traffic to and sales from our website.
●	Social marketing and advertising.
o

Using a comprehensive approach to marketing across the primary social channels (twitter, LinkedIn, Facebook, YouTube, Instagram), we will engage consumers and influencers (associations), elevate the brand and increase sales directly and indirectly.

o	Social marketing will also include the thoughtful use of Facebook ads and LinkedIn sponsored posts to drive web traffic and increase sales.
●	Content marketing.
o	Using a thoughtful approach to newsletters and blog content, we will elevate the brand and increase sales directly and indirectly.
●	Partner and association marketing.
o

We will selectively identify associations and partners that can help elevate the brand and increase sales. Examples of associations that we intend to target include the American Chiropractic Association, which may provide an important opportunity to increase awareness, exercise thought leadership and drive sales.

●	Trade show marketing
o	We will evaluate and participate in selective medical device and wellness trade shows, which elevate the brand and increase sales.

In addition to a comprehensive marketing program, Electromedical will make strategic investments in sales staff, training and support, all intended to expand distribution and sales.

●	Sales Staff: On March 8, 2022, Electromedical retained a Director of Business and Sales Development to further develop its business opportunities on various geographic areas.
●	National Technical Training Manager: Electromedical intends to hire a National Technical Training Manager to develop and implement training programs.

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

WellnessPro POD

●	The WellnessPro POD is a compact “clinical-grade” wearable intended to keep pace with the evolution in pain management across practice segments, which will expand the range of treated modalities from chronic and acute pain to include PTSD, anxiety, depression and insomnia.

Wellness ION Pen

●	The Wellness ION Pen is a unique interferential cold laser used to deliver targeted frequency stimulation. This therapeutic laser, which we intend to sell over-the-counter, will deliver expanded wavelengths relative to comparable lasers combined with micro-stimulation. We believe this will improve circulation and tissue healing and reduce inflammation and pain. The Wellness ION Pen will also have cosmetic applications for skin issues

Significant Customers

For the year ended December 31, 2021, and December 31, 2020, we had no significant customers.

Intellectual Property

Electromedical Technologies has the rights to several trademarks and utility patents concerning Wellness+Plus Pro, WellnessPro POD, IDNA Internative Dynamic Neuro Adaptation, Deep Pulse, WellnessPro, FaceSPA and Electromedical Technologies.

Competition

We operate in the pain management, rehabilitation and physical therapy market. We not only compete with other similar devices that treat pain and other medical ailments, but also with traditional treatment approaches such as drug prescriptions and surgery and rehabilitation therapy and complementary medical practices such as acupuncture. Further, our competitors include several large, diversified companies who have more financial, marketing and other resources, distribution networks and greater name recognition than us. These competitors include: Galvani Bioelectronics, Medtronic and DJOGlobal-Chatanooga. Historically, Electromedical has competed in the “electromedical” and "bio-electrotherapy" device segment, including the crowded TENS market, which now includes inexpensive TENS devices such as the devices produced by “IcyHot.”

Employees

As of December 31, 2021, we have 7 full-time employees, all of whom are U.S based, primarily at our Scottsdale, Arizona headquarters. None of our U.S employees are represented by a labor union.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.MARKET INFORMATION AND HOLDERS

Our common stock trades on the OTC Markets OTCQB Trading Tier under the ticker symbol “EMED.” As of December 31, 2021, there were 90 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock:

low bid prices per share of our shares of Common Stock by both the OTC Bulletin Board and OTC Markets for the periods indicated.

For the Period Ending	High	Low
Fourth Quarter, 2020	$1.04	$0.30
First Quarter, 2021	$0.73	$0.25
Second Quarter, 2021	$0.21	$0.04
Third Quarter, 2021	$0.12	$0.04
Fourth Quarter, 2021	$0.13	$0.05

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

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

Additionally, we have a corporate goal to offer the public effective alternatives to addictive pain relieving drugs, such as opiods. According to the Society of Actuaries, opioid overdose deaths are now the single largest factor slowing the growth in U.S. life expectancy and has led to stagnation or decreases in life expectancy three years in a row for the first time since 1915–1918, when the country was facing World War I and the Spanish flu pandemic. The U.S. Centers of Disease Control and Prevention (CDC) has reported that, from 1999 through 2017, nearly 400,000 have died from overdoses from prescription or illicit opiods. It is our aim to offer effective alternatives to pain management.

Results of Operations

The following table sets forth the audited results of our operations for the years ended December 31,

	2021	2020
Net Sales	$907,362	$737,958
Cost of goods sold:	199,234	194,384
Gross profit	708,128	543,574
Operating Expenses	4,508,391	3,710,262

Loss from operations	(3,800,263)	(3,166,688)
Other expense	(4,679,886)	(705,036)
Net Loss	$(8,480,149)	$(3,871,724)

Operating Results

January 1,2021 through December 31,2021 Compared to January 1,2020 through December 31, 2020

Our sales totaled $907,362 for the year ended December 31,2021 and $737,958 for the year ended December 31, 2020. The increase is primarily related to an increase in units sold.

Cost of sales and gross margins for the year ended December 31,2021 and for the year ended December 31,2020 were $199,234 and 78% and $194,384 and 74%, respectively. Our cost of sales consists of the cost of materials and distribution expenses. Cost of sales and gross margins are affected by product mix as well as the mix in the level of sales between commissioned agents and distributors. Higher shipping and distribution costs in 2020 contributed to the decrease in gross margin.

The following table sets forth the operating expenses for the years ended December 31:

	2021	2020	Change
Marketing	$92,608	$191,765	$(99,157)
Commissions	207,264	171,181	36,083
Payroll related	2,441,758	564,387	1,877,371
Consulting and professional fees	1,386,758	2,582,804	(1,196,046)
Research and development	215,320	31,600	183,720
Other operating expenses	164,683	168,525	(3,842)
	$4,508,391	$3,710,262	$798,129

The following table sets forth the stock- based compensation expense included in the above operating expenses for years ended December 31:

	2021	2020	Change
Marketing	$—	$—	$—
Commissions	—	—	—
Payroll related	1,666,716	9,728	1,656,988
Consulting and professional fees	963,428	2,213,128	(1,249,700)
Research and development	—	—	—
Other operating expenses	—	—	—
	$2,630,144	$2,222,856	$407,288

Selling, general and administrative expenses consist primarily of payroll related expenses, commissions, consulting and professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $4,508,391 for the year ended December 31,2021 and $3,710,262 for the year ended December 31, 2020, an increase of $798,129 or about 22%. The change is primarily due to increases in stock-based compensation expense of $407,288, research and development costs of $183,720, payroll related costs of $220,383, and consulting and professional fees of $53,654, partially offset by a decrease in marketing costs of $99,157. Stock-based compensation expense for the year ended December 31, 2021, includes $963,428 related to third party agreements for financial and strategic advisory services, $604,890 related to shares of common stock issued to the Company’s CEO as compensation and $1,061,826 related to cashless warrants issued to the Company’s CEO and a key employee. Stock-based compensation expense for the year ended December 31, 2020, includes $2,213,128 related to third party agreements for financial and strategic advisory services.

The increase in research and development costs reflects the Company’s ramped up efforts in the development of the POD. The increase in payroll related costs consists primarily of additional employee headcount and a bonus paid to the Company’s CEO totaling $105,042. The increase in consulting and professional fees relates primarily to costs associated with operating as a public company and raising capital. The decrease in marketing costs reflects termination of certain contracts in 2021.

Other expense increased by $3,974,850 primarily due to an increase in interest expense of $2,544,261 and an increase in the value of derivative liabilities of $1,487,098, partially offset by $50,083 of forgiven debt. The increase in interest expense for the year ended December 31, 2021, includes $2,351,189 related to the amortization of debt discount.

As a result of the foregoing, we recorded a net loss of $8,480,149 for the year ended December 31, 2021, compared to a net loss of $3,871,724 for the year ended December 31, 2020. The increase in net loss is primarily attributed to the increase in interest expense, the increase in value of derivative liabilities, and the increase in selling, general and administrative expenses.

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

Liquidity and Capital Resources

During the year ended December 31, 2021, our cash and cash equivalents increased by $118,257 reflecting cash used in operations of $1,193,688, offset by net proceeds from financing activities of $1,311,945. At December 31, 2021 the Company had a working capital deficit of $767,402 and cash on hand of $383,170.

Operating Activities

Cash flows used in operating activities totaled $1,193,688 for the year ended, 2021 as compared to cash flows used of $1,336,660 for the year ended December 31, 2020. The decrease in cash flows used in operating activities is primarily the result of a decrease in inventory purchases and deposits and an increase in accrued expenses and other current liabilities, partially offset by an increase in the loss from operations, excluding stock-based compensation expense.

Financing Activities

Cash flows provided by financing activities totaled $1,311,945 for the year ended December 31,2021 as compared to $1,601,573 for the year ended December 31,2020. The cash flows provided in the 2021 period are primarily the result of $1,510,000 in net proceeds from convertible promissory notes partially offset by debt repayments totaling $198,055. The cash flows provided in the 2020 period are primarily the result of the following cash inflows:

$1,458,200 in net proceeds from convertible promissory notes

$155,900 in net proceeds from government debt

$39,500 in net proceeds from PPP loan

$13,567 for the net issuance of common stock

These 2020 cash inflows were partially offset by debt repayments totaling $65,094

During the year ended December 31, 2020, a lender converted $110,000 plus accrued interest into 339,429 shares of common stock.  During the year ended December 31, 2021, lenders converted principal totaling $1,699,800 plus accrued interest into 49,334,051 shares of common stock. The remaining principal outstanding of $1,534,853 includes $734,853 for which a forbearance agreement was entered into on September 3, 2021.

Under the terms of the forbearance agreement, various notes, two of which were in default, were changed to extend the maturity dates by six months. The notes were also amended to delete the prepayment penalty. As consideration for the forbearance, the Company agreed to make cash payments of $12,500 upon execution of the agreement and monthly thereafter until Jan 15,2022 for a total of $75,000. $50,000 has been paid as of December 31, 2021. As additional consideration for entering into the forbearance agreement, the Company has agreed to issue the lender the number of shares equal to $100,000 on January 15,2022 at a 25% discount based upon the previous 15-day average closing price. Effective after January 15, 2022, if the Company enters into an agreement with a third-party investor for consideration per share less than the $0.50 fixed price per share of the notes, the Company agrees to amend and restate the notes to reduce the conversion price.

On March 25, 2022, the Company amended the forbearance agreement. Under the amendment, the maturity dates of the outstanding notes were changed to October 1, 2022. In addition, the Company will issue 8,000,000 shares of its common stock at a share price of $0.025, 4,000,000 which is in lieu of the discounted shares equal to $100,000 stated in the original agreement. The Company will also make six monthly payments of $30,000. The Company made a good faith payment of $30,000 in February 2022 and its first payment under the amendment in March 2022.

On March 18, 2022, the Company’s board of directors approved a resolution to amend the Company’s Certificate of Incorporation to increase the Company’s authorized shares to 501,000,001 by increasing common shares authorized from 250,000,000 to 500,000,000.

Liquidity related transactions during the period January 1, 2022 through March 31, 2022 include the following:

The Company made principal payments totaling $367,500 on its convertible notes payable.

The Company sold 1,500,000 shares of common stock at prices ranging from $0.0259- $0.0353 under a stock purchase agreement.

Certain lenders exercised 5,129,725 of cashless warrants at an exercise price of $0.025.

The Company issued convertible promissory notes to certain investors totaling $615,000 with net proceeds of $494,220.  The notes accrue interest at 12% per annum, and have an initial conversion price of $0.025 subject to adjustment and mature one year from issuance.  As additional consideration for the financings, the Company issued the lenders 5-year warrants to purchase a total of 6,000,000 shares of common stock at $0.025 per share, and a 5-year trigger warrants to purchase a total of 25,000,000 shares of common stock at $0.025 per share, subject to price adjustments for certain actions, including dilutive issuances. The trigger warrants may only be exercised if the convertible promissory notes are not paid in full at the maturity date.  The warrants do not provide for registration rights.

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

Off Balance Sheet Arrangements

As of December 31, 2021, and 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Electromedical Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electromedical Technologies, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB #3501
We have served as the Company’s auditor since 2018.
San Diego, California
March 31, 2022

ELECTROMEDICAL TECHNOLOGIES, INC.

BALANCE SHEETS

DECEMBER 31,

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$383,170	$264,913
Accounts receivable	35,085	17,694
Inventories	218,510	78,712
Prepaid expenses and other current assets	38,002	285,860
Total current assets	674,767	647,179

Other assets	—	20,601
Property and equipment, net	727,344	749,219
Total assets	$1,402,111	$1,416,999

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$214,785	$262,614
Credit cards payable	11,283	23,710
Accrued expenses and other current liabilities	317,037	201,814
Customer deposits	—	28,651
Convertible promissory notes, net of discount of $723,166 and $1,277,255, respectively	811,687	257,398
Related party notes payable	57,875	332,500
PPP loan	—	39,500
Notes payable	—	12,846
Long term debt, current portion	29,502	28,260
Derivative liabilities- convertible promissory notes	—	831,852
Total current liabilities	1,442,169	2,019,145

Long-term liabilities:
Bank debt, net of current portion	518,849	546,552
Government debt, net of current portion	154,429	154,302
Other liabilities	9,167	15,603
Total liabilities	2,124,614	2,735,602

Commitments and contingencies (Note 11)	—	—

Stockholders’ deficit
Series A Preferred Stock, 1,000,000 shares authorized and 500,000 outstanding	355,000	355,000
Series B Preferred Stock, 1 share authorized and 0 outstanding	—	—
Common stock, $.00001 par value, 125,000,000 shares authorized; 87,725,842 and 27,175,800 shares outstanding at December 31, 2021 and 2020, respectively	876	269
Additional paid-in-capital	20,804,333	7,957,860
Accumulated deficit	(21,882,712)	(9,631,732)
Total stockholders’ deficit	(722,503)	(1,318,603)
Total liabilities and stockholders’ deficit	$1,402,111	$1,416,999

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

THE YEARS ENDED DECEMBER 31,

	2021	2020

Net sales	$907,362	$737,958

Cost of sales	199,234	194,384

Gross profit	708,128	543,574

Selling, general and administrative expenses	4,508,391	3,710,262

Loss from operations	(3,800,263)	(3,166,688)

Other income (expense)
Interest expense	(3,313,852)	(769,591)
Change in excess fair value of KISS liability – related party	—	(7,784)
Change in fair market value of derivative liabilities	(1,415,685)	71,413
Other income (expense)	(432)	926
Forgiveness of debt	50,083	—
Total other expense	(4,679,886)	(705,036)

Net loss	$(8,480,149)	$(3,871,724)
Deemed dividend related to warrant resets	(3,770,831)	(507,307)
Net loss attributable to common stockholders	(12,250,980)	(4,379,031)

Weighted average shares outstanding - basic and diluted	50,992,414	22,300,579
Weighted average loss per share - basic and diluted	$(0.24)	$(0.20)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Series A Preferred		Series B Preferred				Additional		Total
	Stock		Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit

Balance, December 31, 2019	355,000	500,000	—	—	177	17,900,639	2,713,087	$(5,252,701)	(2,184,437)

Shares issued in conjunction with vendor settlement	—	—	—	—	—	10,355	7,352	—	7,352

Shares issued for consulting services	—	—	—	—	16	1,565,000	2,163,884	—	2,163,900

Shares issued in conjunction with convertible promissory note	—	—	—	—	1	100,000	42,968	—	42,969

Warrant issued for services	—	—	—	—	—	—	37,149	—	37,149

Warrants issued in conjunction with convertible promissory notes	—	—	—	—	—	—	238,375	—	238,375

Warrants reset in conjunction with convertible promissory notes	—	—	—	—	—	—	507,307	(507,307)	—

Issuance of common stock for cash- net of offering costs	—	—	—	—	1	191,729	49,999	—	50,000

Shares repurchased	—	—	—	—	(1)	(87,849)	(36,432)	—	(36,433)

Conversion of convertible promissory note	—	—	—	—	3	339,429	118,797	—	118,800

Stock-based compensation	—	—	—	—	—	—	21,807	—	21,807

Beneficial conversion feature in conjunction with convertible promissory notes payable	—	—	—	—	—	—	641,094	—	641,094

Conversion of KISS liability- related party shares	—	—	—	—	72	7,156,497	1,452,473	—	1,452,545

Net loss	—	—	—	—	—	—	—	(3,871,724)	(3,871,724)

Balance, December 31, 2020	$355,000	500,000	—	—	$269	27,175,800	$7,957,860	$(9,631,732)	$(1,318,603)

Shares issued for consulting services	—	—	—	—	39	3,834,120	906,187	—	906,226

Warrants issued for consulting services	—	—	—	—	—	—	57,191	—	57,191

Warrantissued in conjunction with convertible promissory note	—	—	—	—	—	—	1,095,096	—	1,095,096

Warrants reset in conjunction with convertible promissory notes	—	—	—	—	—	—	3,770,831	(3,770,831)	—

Conversion of convertible promissory notes	—	—	—	—	494	49,334,051	5,225,580	—	5,226,074

Conversion of related party notes payable	—	—	—	—	20	2,000,000	124,915	—	124,935

Shares issued in conjunction with warrant cancellations	—	—	—	—	43	4,281,871	(43)	—	—

Stock-based compensation	—	—	—	—	11	1,100,000	1,666,716	—	1,666,727

Net loss	—	—	—	—	—	—	—	(8,480,149)	(8,480,149)

Balance, December 31, 2021	$355,000	500,000	$—	—	$876	87,725,842	$20,804,333	$(21,882,712)	$(722,503)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2021	2020

Cash flows from operating activities:
Net loss	$(8,480,149)	$(3,871,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for allowance for doubtful accounts	—	3,765
Stock-based compensation expense	2,630,144	2,222,856
Depreciation and amortization	21,875	21,875
Forgiveness of debt	(50,083)	—
Change in excess fair value of KISS liability- related party	—	7,784
Amortization of debt discount and day 1 derivative loss	3,036,792	684,901
Change in fair value of derivative liabilities- convertible promissory notes	1,415,685	(71,413)
Other	2,839	—
Change in operating assets and liabilities:
Accounts receivable	(17,391)	(5,792)
Inventories	(139,798)	(54,018)
Prepaid expenses and other current assets	285,860	(205,029)
Other assets	(17,401)	4,979
Accounts payable	(40,529)	11,452
Credit cards payable	(12,427)	(7,300)
Accrued expenses and other current liabilities	205,982	(71,824)
Customer deposits	(28,651)	(11,469)
Other liabilities	(6,436)	4,297
Net cash used in operating activities	(1,193,688)	(1,336,660)

Cash flows from financing activities:
Short-term financing	—	(40,307)
Proceeds from PPP loan	—	39,500
Proceeds from government debt	—	155,900
Repayments on bank debt	(26,334)	(18,787)
Related party notes payable-net	(158,875)	(500)
Issuance of convertible promissory notes	1,510,000	1,458,200
Repayments on notes payable	(12,846)	(6,000)
Issuance of common stock for cash- net	—	13,567
Net cash provided by financing activities	1,311,945	1,601,573

Net increase in cash and cash equivalents	118,257	264,913

Cash and cash equivalents, beginning of year	264,913	—

Cash and cash equivalents, end of year	$383,170	$264,913

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$154,081	$48,660
Income taxes	$—	$—

Non-cash investing and financing activities:

Inventory deposits converted to related party notes payable	$—	$15,000
Shares issued in conjunction with vendor settlement	$—	$7,352
Warrants, common stock and beneficial conversion feature issued in conjunction with convertible promissory notes	$1,095,096	$922,438
Derivative liabilities issued in conjunction with convertible promissory notes	$1,197,607	$903,265
Conversion of convertible promissory note and accrued interest into shares of common stock	$5,223,235	$118,800
Conversion of KISS liability-related party into common stock	$—	$1,452,545

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Going Concern

Since inception, the Company has incurred approximately $17.6 million of accumulated net losses. In addition, during the year ended December 31, 2021, the Company used $1,193,688 in operations and had a working capital deficit of $767,402. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all of its obligations as they come due for the next twelve months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.

As a result, there is significant uncertainty whether the entity will continue as a going concern and, therefore, whether it will realize its assets and settle its liabilities and commitments in the normal course of business and at the amounts stated in the financial statements.

Accordingly, no adjustments have been made to the financial statements relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might be necessary should the entity not continue as a going concern. At this time, management is of the opinion that no asset is likely to be realized for an amount less than the amount at which it is recorded in the financial statements as at December 31, 2021.

Revenue Recognition

The FASB issued Accounting Standards Update (“ASU”) No. 2014-09, codified as ASC 606: Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted ASC 606 effective January 1,2019 using modified retrospective basis and the cumulative effect was immaterial to the financial statements.

Revenues are recognized when performance obligations are satisfied through the transfer of promised goods to the Company’s customers. Control transfers upon shipment of product and when the title has been passed to the customers. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue is recorded net of sales taxes collected from customers on behalf of taxing authorities, allowance for estimated returns, chargebacks, and markdowns based upon management’s estimates and the Company’s historical experience. The Company’s liability for sales return refunds is recognized within other current liabilities, and an asset for the value of inventory which is expected to be returned is recognized within other current assets on the balance sheets. The Company generally allows a 30 day right of return to its customers. As of both December 31, 2021 and 2020, the sales returns allowance was $6,990.

Certain larger customers pay in advance for future shipments. These advance payments totaled $0 and $28,651 at December 31, 2021 and 2020, respectively, and are recorded as customer deposits in the accompanying balance sheets. Revenue related to these advance payments is recognized upon shipment to the distributor or the end-customer.

At the completion of the initial three-year warranty, the Company sells extended warranties for periods ranging from one to three years. Revenue is recognized on a straight-line basis over the term of the contract. At December 31, 2021 and 2020, deferred revenue of $28,252 and $35,200 is recorded, respectively, in connection with these extended warranties.

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

The Company recorded an allowance for doubtful accounts of $1,000 as of both December 31, 2021 and 2020. respectively.

Financial Instruments and Concentrations of Business and Credit Risk

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

Significant customer sales as a percentage of total sales are as follows for the years ended December 31:

	2021	2020
Customer A	19.6%	20.8%
Customer B	12.8%	13.9%
Customer C	10.5%	—

Amounts due these customers totaled $13,900 and $12,100 at December 31, 2021 and 2020, respectively for commissions and reimbursements. There was $12,800 and $0 due from these customers at December 31, 2021 and 2020, respectively. Customer deposits on hand from these customers totaled $0 and $28,651 at December 31, 2021 and 2020, respectively. The loss of these customers would have a significant impact on the operations and cash flows of the Company.

The Company’s supplier concentrations expose the Company to business risks, which the Company mitigates by attempting to diversify its supply chain. Significant supplier purchases as a percentage of total inventory purchases are as follows for the years ended December 31:

	2021	2020
Supplier A	86.7%	82.2%

There were no amounts outstanding due these suppliers at December 31, 2021 and 2020. The loss of key vendors may have a significant impact on the operations and cash flows of the Company.

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

Disclosure of Fair Value

The disclosure requirements within Accounting Standards Codification (ASC) Topic 820-10, Fair Value Measurement, require disclosure of estimated fair values of certain financial instruments. For financial instruments recognized at fair value in the Company’s statements of operations, the disclosure requirements of ASC Topic 820-10 also apply. The methods and assumptions are set forth below:

●	Cash and cash equivalents are carried at cost, which approximates fair value.
●	The carrying amounts of receivables approximate fair value due to their short-term maturities.
●	The carrying amounts of payables approximate fair value due to their short-term maturities.
●	KISS liability-related party is adjusted to fair value based on the value of the Company as a whole using the discounted cash flow method.

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

The following table presents changes during the year ended December 31, 2021 in Level 3 liabilities measured at fair value on a recurring basis:

Fair value- December 31, 2020	$831,852
Change in fair value of derivative liabilities	1,415,685
Derivative liabilities in conjunction with convertible promissory notes	1,197,607
Conversion of convertible promissory notes	(3,445,144)
Fair value- December 31, 2021	$—

The levels of the fair value hierarchy into which the Company’s assets and liabilities fall as of December 31, 2020, are as follows:

	Level 1	Level 2	Level 3	Total
Liabilities

Derivative liabilities – convertible promissory notes	$—	$—	$831,852	$831,852

Total fair value	$—	$—	$831,852	$831,852

The following table presents changes during the year ended December 31, 2020 in Level 3 liabilities measured at fair value on a recurring basis:

Fair value- December 31, 2019	$1,444,761
Change in fair value of derivative liabilities	(63,629)
Derivative liabilities in conjunction with convertible promissory notes	903,265
Conversion of KISS liability – related party to common shares	(1,452,545)
Fair value- December 31, 2020	$831,852

See Note 5 for discussion of the Company’s valuation of the KISS liability- related party. See Note 7 for discussion of the Company’s valuation of the derivative liabilities.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined based on the first-in, first-out cost flow assumption (“FIFO”) while market is determined based upon the estimated net realizable value less an allowance for selling and distribution expenses and a normal gross profit. The Company evaluates the need for inventory reserves associated with obsolete, slow moving, and non-sellable inventory by reviewing estimated net realizable values on a periodic basis. As of, December 31, 2021, and 2020, the Company believes there are no excess and obsolete inventories and accordingly, did not record an inventory reserve. Inventories consist of purchased finished goods.

Deferred Offering Costs

Incremental costs directly associated with the offering of securities are deferred and charged against the gross proceeds of the offering upon completion. Costs associated with the Company’s pending S-1 filing totaled $25,580 and are included in other assets on the accompanying balance sheet at December 31, 2019. The Company’s S-1 was effective in August 2020. Additional costs totaling $60,021 were incurred during the year ended December 31, 2020, of which $65,000 was reclassified to additional paid in capital offsetting proceeds from the offering. Costs totaling $20,061 are included in other assets on the accompanying balance sheet at December 31, 2020 and have been expensed as of December 31, 2021.

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

No impairment losses of long-lived assets were recognized for the years ended December 31,2021 and 2020.

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

The Company follows the provisions of uncertain tax positions as addressed in FASB ASC Subtopic 740-10-65-1, Income Taxes. The Company has no such tax positions as of both December 31, 2021 and 2020, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of December 31, 2021 and 2020.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to examination by U.S. federal tax authorities for returns filed for the prior three years and by state and local income tax authorities for returns filed for the prior four years. There are no examinations currently pending.

The Company’s tax provision for 2021 related to deferred tax charges consisting of accrued liabilities and accounts payable, for which the Company will receive the benefit from when paid and the net operating loss incurred during 2021. During the year ended December 31, 2021, the Company evaluated its deferred tax assets of $880,340 and determined a full valuation allowance was appropriate. Deferred tax assets related primarily to accrued liabilities and accounts payable of $132,945 and net operating losses of $747,395. During the year ended December 31, 2021, the valuation allowance increased by $333,084.

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

For the years ended December 31, 2021 and 2020 the Company’s net operating loss carry forward was increased by $1,339,245 and $1,062,772, respectively. NOLs originating in 2021 can be carried forward indefinitely until the loss is fully recovered, but they are limited to 80% of the taxable income in any one tax period. However, this 80% limitation was removed for the 2018, 2019, and 2020 tax years by the CARES Act, which also allows for a 5-year carryback of the NOLs generated in 2018 and 2019. The difference between the statutory rate of 21% and the effective tax rate is due to permanent differences and a full valuation allowance. The Company was granted a PPP loan from the SBA in 2020 in the amount of $39,500 that was fully forgiven in 2021. This amount was treated as a permanent book to difference for tax purposes in 2021 and fully excluded as a nontaxable income item. Total net loss operating carry forward at December 31, 2021 and 2020 totaled $3,876,152 and $2,536,907, respectively.

Sales Taxes

Sales taxes for the years ended December 31,2021 and 2020 were recorded on a net basis. Included in accrued expenses at, December 31,2021 and 2020 is approximately $61,000 and $58,000, respectively, related to sales taxes.

Shipping and Handling Costs

The Company included shipping and handling costs in cost of sales on the accompanying statements of operations for the years ended December 31,2021 and 2020.

Warranty

The Company warranties the sale of most of its products and records an accrual for estimated future claims. The standard warranty is typically for a period of three years. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The Company recorded a liability as of, December 31, 2021 and 2020 of $14,828 and $17,483, respectively. The expense is included in cost of sales in the statements of operations and within accrued expenses on the accompanying balance sheets.

Research and Development Costs

Research and development costs are expensed as incurred. Total research and development costs amounted to $215,320 and $31,600 for the years ended December 31, 2021 and 2020, respectively. Total research and development costs are included in selling, general and administrative expenses on the accompanying statements of operations.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of December 31, 2021 and 2020, diluted net loss per share is the same as basic net loss per share for each year. Stock options, warrants and convertible promissory notes with underlying shares totaling 32,883,205 and 3,803,949 at December 31, 2021 and 2020, respectively, have not been included in the net loss per share calculation. The number of underlying shares related to convertible promissory notes may vary based upon the actual date of conversion.

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

NOTE 3.             PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

	2021	2020
Building	$875,000	$875,000
Furniture and equipment	24,987	24,987
	899,987	899,987
Less: accumulated depreciation and amortization	(172,643)	(150,768)
	$727,344	$749,219

Depreciation and amortization expense related to property and equipment was $21,875 for both the years ended December 31, 2021 and 2020, respectively. Depreciation and amortization are included in selling, general and administrative expenses on the accompanying statements of operations.

NOTE 4.             NOTES PAYABLE

In May 2018, the Company entered into a note payable with a third-party vendor as payment for an outstanding balance in the amount of $43,692. The note is interest free and requires monthly payments of $5,461 beginning June 15, 2018 with the remaining balance due and payable on December 15, 2018. The Company did not make timely payments as of December 15, 2018 which resulted in interest being accrued on the unpaid balance at a rate of ten percent beginning July 31, 2017. The outstanding principal balance as of December 31, 2020 of $12,846, and accrued interest of $5,154 was paid in full as of December 31, 2021.  Accrued interest of $3,283 was forgiven and included in other income in the accompanying statement of operations.

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

On December 1, 2021, the Company entered into a settlement agreement with the related party to repay the then remaining balance of $231,500 plus $18,370 in accrued interest. Under the terms of the agreement, the total is to be settled in cash of $125,620 divided into two payments and 2,000,000 shares of Company stock at a conversion price of $0.062 per share.  Cash payments totaling $158,875, were made in 2021, with the remaining principal balance of $57,875 paid in January 2022.  Interest expense totaled $18,590 and $386 for the years ended December 31,2021 and 2020, respectively.

Convertible Promissory Notes

During the year ended December 31, 2020, a lender converted $110,000 plus accrued interest into 339,429 shares of common stock.  During the year ended December 31, 2021, lenders converted principal totaling $1,699,800 plus accrued interest into 49,334,051 shares of common stock. The remaining principal outstanding of $1,534,853 includes $734,853 for which a forbearance agreement was entered into on September 3, 2021.

Under the terms of the forbearance agreement, various notes, two of which were in default, were changed to extend the maturity dates by six months. The notes were also amended to delete the prepayment penalty. As consideration for the forbearance, the Company agreed to make cash payments of $12,500 upon execution of the agreement and monthly thereafter until Jan 15, 2022 for a total of $75,000. $50,000 has been paid as of December 31, 2021. As additional consideration for entering into the forbearance agreement, the Company has agreed to issue the lender the number of shares equal to $100,000 on January 15, 2022 at a 25% discount based upon the previous 15-day average closing price. Effective after January 15, 2022, if the Company enters into an agreement with a third-party investor for consideration per share less than the $0.50 fixed price per share of the notes, the Company agrees to amend and restate the notes to reduce the conversion price.  The terms of the forbearance agreement have been treated as a modification to the existing notes and are being amortized over the remaining term of the notes.  Amortization of $80,000 related to the stock consideration has been recorded in 2021 as interest expense.

On March 25, 2022, the Company amended the forbearance agreement. Under the amendment, the maturity dates of the outstanding notes were changed to October 1, 2022. In addition, the Company will issue 8,000,000 shares of its common stock at a share price of $0.025, 4,000,000 which is in lieu of the discounted shares equal to $100,000 stated in the original agreement. The Company will also make six monthly payments of $30,000. The Company made a good faith payment of $30,000 in February 2022 and its first payment under the amendment in March 2022.

The aggregate of convertible promissory notes is as follows:

	December 31,	December 31,
Convertible promissory notes	2021	2020
Principal balance	$1,534,853	$1,534,653
Debt discount balance	(723,166)	(1,277,255)
Net Notes balance	$811,687	$257,398

The Net Notes balance at December 31, 2021 is comprised of the following:

	Principal	Debt Discount	Net
Pre 2020	$50,000	$—	$50,000
July 2020	57,500	—	57,500
August 2020	215,000	—	215,000
September 2020	107,500	—	107,500
November 2020	244,853	(20,000)	224,853
December 2020	110,000	(15,000)	95,000
October 2021	750,000	(688,166)	61,834
	$1,534,853	$(723,166)	$811,687

The Net Notes balance at December 31, 2020 is comprised of the following:

	Principal	Debt Discount	Net
Pre 2020	$50,000	$—	$50,000
July 2020	107,500	(105,486)	2,014
August 2020	318,000	(299,514)	18,486
September 2020	185,500	(178,772)	6,728
October 2020	236,000	(169,584)	66,416
November 2020	244,853	(183,307)	61,546
December 2020	392,800	(340,592)	52,208
	$1,534,653	$(1,277,255)	$257,398

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

The Common shares were valued at market price on June 4, 2020. Upon valuation of the common shares and the warrants, the Company allocated the values using a relative fair market value approach. The common shares were valued at $42,969 and the warrants were valued at $48,231. The residual value of $8,800 was recorded as a discount associated with the beneficial conversion feature (see Note 10).

In July 2020, the Company borrowed $107,500 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $90,000 include an original issue discount of $7,500 and legal fees of $10,000. The note matured on July 21, 2021. The lender has the right after January 21,2021 to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.50 per share. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of eight percent (8%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid. A beneficial conversion feature valued at $90,000 was recorded as a discount on the note. This note is a part of the forbearance agreement discussed above which includes an extension of the maturity date to January 21, 2022.  Payments totaling $50,000 of principal were made on this note during the year ended December 31, 2021 (see Note 12).

In August 2020, the Company borrowed $215,000 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $200,000 include an original issue discount of $15,000. The note matured on August 4, 2021. The lender has the right after February 4, 2021 to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.50 per share. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of eight percent (8%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid. A beneficial conversion feature valued at $200,000 was recorded as a discount on the note. This note is a part of the forbearance agreement discussed above which includes an extension of the maturity date to October 1, 2022 (see Note 12).

In August 2020, the Company borrowed $103,000 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $100,000 include an original issue discount of $3,000. The notes matured on August 11, 2021. The lender has the right for 180 days from the issuance date to convert the debt into fully paid and non- assessable shares of common stock at a price of $1.00 per share. From the period 180 days from issuance to maturity, the lender has the right to convert the debt into fully paid and non-assessable shares of common stock at a price of 63% of market value. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $97,654 at the date of issuance and was recorded as a discount on the note (see Note 7). As of December 31, 2021, the lender converted the principal amount plus accrued interest into 519,113 shares of common stock at prices ranging from $0.1638 to $0.2659.

In September 2020, the Company borrowed $107,500 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $100,000 include an original issue discount of $7,500. The note matured on September 3, 2021. The lender has the right after March 3,2021 to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.50 per share. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of eight percent (8%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid. A beneficial conversion feature valued at $100,000 was recorded as a discount on the note. This note is a part of the forbearance agreement discussed above which includes an extension of the maturity date to October 1, 2022 (see Note 12).

In September 2020, the Company borrowed $78,000 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $75,000 include an original issue discount of $3,000. The notes matured on September 8, 2021. The lender has the right for 180 days from the issuance date to convert the debt into fully paid and non- assessable shares of common stock at a price of $1.00 per share. From the period 180 days from issuance to maturity, the lender has the right to convert the debt into fully paid and non-assessable shares of common stock at a price of 63% of market value. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $74,238 at the date of issuance and was recorded as a discount on the note (see Note 7). As of December 31, 2021, the lender converted the principal amount plus accrued interest of $3,900 into 500,000 shares of common stock at a price of $0.1638 per share.

On October 1, 2020, the Company borrowed $108,000 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $100,000 include an original issue discount of $8,000. The notes mature on September 28, 2021. From the period 180 days from issuance to maturity, the lender has the right to convert the debt into fully paid and non-assessable shares of common stock at a price of 63% of market value. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $182,670 at the date of issuance and was recorded as a discount on the note. The fair value of the derivative liability as of the date of issuance was in excess of the note resulting in full discount of the note and a charge to interest expense (see Note 7). As of December 31, 2021, the lender converted the principal amount plus accrued interest of $5,795 into 1,239,206 shares of common stock at prices of $0.0693-$0.1756 per share.

Pursuant to a financing commitment, on October 22, 2020, the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of a convertible promissory note in the principal amount of $128,000 at a purchase price of $128,000. The note matured on October 22, 2021. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price equal to 65% of the outstanding share price. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $81,969 at the date of issuance and was recorded as a discount on the note (see Note 7). As of December 31, 2021, the lender converted the principal amount plus accrued interest of $6,400 into 2,556,166 shares of common stock at prices of $0.0405-$0.0804 per share.

Pursuant to a financing commitment, on November 3, 2020, the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of a convertible promissory note in the principal amount of $244,853 at a purchase price of $225,000. Proceeds of $225,000 include an original issue discount of $19,853. The note matured on November 3, 2021. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.50 per share, beginning 180 days after issuance. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of eight percent (8%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid. A beneficial conversion feature valued at $176,294 was recorded as a discount on the note. This note is a part of the forbearance agreement discussed above which includes an extension of the maturity date to October 1, 2022 (see Note 12).

Pursuant to a financing commitment, on December 1, 2020, the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of a convertible promissory note in the principal amount of $172,800 at a purchase price of $160,000. Proceeds of $147,200 include an original issue discount of $12,800 and fees of $12,800. The note matured on December 1, 2021. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price equal to 70% of the outstanding share price. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of five percent (5%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $237,021 at the date of issuance and was recorded as a discount on the note. The fair value of the derivative liability as of the date of issuance was in excess of the note resulting in full discount of the note and a charge to interest expense (see Note 7). As of December 31, 2021, the lender converted the principal plus accrued interest of $4,368 into 5,384,079 shares of common stock at prices of $0.029 - $0.043 per share.

In conjunction with the note the Company issued a warrant to purchase 135,000 shares of the Company’s common stock at an exercise price of $1.50 per share (see Note 10).

Pursuant to a financing commitment, on December 3, 2020, the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of a convertible promissory note in the principal amount of $110,000 at a purchase price of $96,000. Proceeds of $96,000 include an original issue discount of $14,000. The note matured on December 3, 2021. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.50 per share, beginning 180 days after issuance. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of eight percent (8%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid.  A beneficial conversion feature valued at $66,000 was recorded as a discount on the note. This note is a part of the forbearance agreement discussed above which includes an extension of the maturity date to October 1, 2022. (see Note 12).

Pursuant to a financing commitment, on December 14, 2020, the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of a convertible promissory note in the principal amount of $110,000 at a purchase price of $105,000. The note matured on December 14, 2021. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price equal to the lower of $0.55 per share or at a price equal to 63% of the outstanding share price. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 22% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $229,713 at the date of issuance and was recorded as a discount on the note. The fair value of the derivative liability as of the date of issuance was in excess of the note resulting in full discount of the note and a charge to interest expense (see Note 7). As of December 31, 2021, the lender converted the principal plus accrued interest of $6,257 into 3,957,147 shares of common stock at prices of $0.02526 - $0.03906 per share.

Pursuant to a financing commitment, on February 8, 2021 the Company entered into a Note Purchase Agreement (the “Agreement”) with a third party for the sale of convertible promissory notes in the principal amount totaling $1,000,000 and at a purchase price of 950,000. The first closing occurred upon the execution of the material definitive agreement in the face amount of $500,000, for a purchase price of $475,000. The second closing is in the face amount of $250,000 for a purchase price of $237,500, which was received on March 5, 2021, and the third closing is in the face amount of $250,000 for a purchase price of $237,500, which was received on May 7, 2021. The notes mature 1 year from issuance. The lender has the right to convert the debt into fully paid and non- assessable shares of common stock at a price equal to the lower of $0.40 per share or at a price equal to 70% of the outstanding share price. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest will accrue at the rate of ten percent (10%) per annum, simple interest, in each case to the extent that the note and the principal amount and any unpaid accrued interest has not been converted into conversion shares (as defined) prior to the maturity date. Interest shall commence accruing on the issuance date and be computed on the basis of a 365-day year. In the event that any amount due hereunder is not paid as and when due, such amounts shall accrue interest at the rate of 15% per year, simple interest, non-compounding, until paid. The note has a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $913,910 at the dates of issuance and was recorded as a discount on the note. The fair value of the derivative liability as of the date of issuance was in excess of the note resulting in full discount of the note and a charge to interest expense (see Note 7). As of December 31, 2021, the lender converted principal of $1,000,000 plus accrued interest of $45,058 into 35,178,340 shares of common stock at prices of $0.025 to $0.0466 per share.

In conjunction with the note the Company issued a warrant to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.40 per share. If the Company, at any time while this warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to re-price, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or common stock equivalents entitling any person to acquire shares of common stock, at an effective price per share less than the then exercise price (such lower price, the “New Issuance Price”), then the exercise price shall be reduced and only reduced to equal the New Issuance Price (see Note 10).

On October 13, 2021, the Company entered into two financing contracts: one with Mast Hill Fund, L.P., a Delaware limited partnership (“Mast Hill”), in the principal amount of $500,000; and another with Talos Victory Fund, LLC, a Delaware limited liability company (“Talos”) in the principal amount of $250,000.

The Mast Hill Agreement

In exchange for a convertible promissory note, Mast Hill agreed to lend the Company $500,000 with 10% interest per annum, less $50,000 OID and $44,000 for debt issuance costs.   The maturity date of the promissory note is October 13, 2022. A beneficial conversion feature and a warrant valued at $500,000 has been recorded as a discount on the note. There is no pre-payment penalty associated with the convertible promissory note, and no registration rights connected to the shares issuable under conversion of the note. The initial conversion price is $0.06, subject to adjustment should the Company take certain actions, including entering into another financing or selling common stock at a price below the fixed price. In that event, Mast Hill’s conversion price would be reduced to equal the lower price. As additional consideration for the financing, the Company issued Mast Hill a 5-year warrant to purchase 4,166,666 shares of common stock at $0.12 per share, subject to price adjustments for certain actions, including dilutive issuances. The warrant does not provide for registration rights (see Note 10).

The Talos Agreement

In exchange for a convertible promissory note, Talos agreed to lend the Company $250,000 with 10% interest per annum, less $25,000 OID and $21,000 for debt issuance costs. The maturity date of the promissory note is October 13, 2022. A beneficial conversion feature and a warrant valued at $250,000 has been recorded as a discount on the note. There is no pre-payment penalty associated with the convertible promissory note, and no registration rights connected to the shares issuable under conversion of the note. The initial conversion price is $0.06, subject to adjustment should the Company take certain actions, including entering into another financing or selling common stock at a price below the fixed price. In that event, Talos’ conversion price would be reduced to equal the lower price. As additional consideration for the financing, the Company issued Talos a 5-year warrant to purchase 2,083,333 shares of common stock at $0.12 per share, subject to price adjustments for certain actions, including dilutive issuances. The warrant does not provide for registration rights (see Notes 10 and 12).

The beneficial conversion features, warrants and derivatives are initially recorded as a discount to the debt and amortized using the effective interest method. For the years ended December 31,2021 and 2020, $3,036,792 and $684,901, respectively, of debt discount amortization, day one derivative loss and fair market value of warrants are recorded as interest expense. The remaining debt discount of $723,166 will be amortized in 2022. Additional interest expense on the convertible promissory notes of $32,061 and $39,285 has been recorded during the years ended December 31 2021and 2020, respectively.

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

The Company determined the fair value of the KISS liability using the estimated enterprise value of the Company, allocating the percentage of fully diluted pro-rata shares to the value of the KISS liability.  Changes in fair market value are recorded as other income in the Company’s statements of operations. The change in fair market value for the year ended December 31, 2020 totaled $7,784.

NOTE 6.             LONG-TERM DEBT

Government Debt

In June 2020, the Company received a $150,000 economic injury disaster loan (“EIDL”). The loan accrues interest at a rate of 3.75% annually and is collateralized by all personal property and intangible assets of the Company. The loan has a 30-month moratorium on payments, after which monthly principal and interest payments of $731 will be made through the maturity date of June 2050.

Bank Debt

In September 2015, the Company entered into a credit agreement for a $700,000 term loan with a financial institution. Payment terms consist of monthly payments in arrears of $3,547 for the first year outstanding. The monthly payment then increases to $4,574 until the term loan matures on September 30, 2025, in which the remaining unpaid principal balance and accrued interest is due. The interest rate for the first year was 1.99% per annum and increased to 4.95% per annum for the remaining life of the term loan. The term loan is collateralized by a deed of trust in the office building. The proceeds were used to purchase a building for which the Company’s operations are located. The net principal balance outstanding on the term loan at December 31, 2021 and 2020 was $546,880 and $573,213, respectively. The term loan is personally guaranteed by the Company’s CEO.

In March 2020, the Company entered into an agreement with the financial institution to defer its monthly payments for three months through May 2020. Such payments and additional accrued interest have been deferred to the maturity date of the loan.

The long-term debt agreements do not contain any financial covenants.

Future aggregate maturities of long-term debt, are as follows:

For the Years Ending December 31:
2022	$29,502
2023	32,068
2024	33,611
2025	35,371
2026	37,151
Thereafter	535,077
$702,780

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

Based on the various convertible promissory notes described in Note 4, the fair value of applicable derivative liabilities on notes and the change in fair value of derivative liabilities are as follows for the year ended December 31, 2021:

Fair value- December 31, 2020	$831,852
Change in fair value of derivative liabilities	1,415,685
Derivative liabilities in conjunction with convertible promissory notes	1,197,607
Conversion of convertible promissory notes	(3,445,144)
Fair value- December 31, 2021	$—

Based on the various convertible promissory notes described in Note 4, the fair value of applicable derivative liabilities on notes and the change in fair value of derivative liabilities are as follows for the year ended December 31, 2020:

Fair value-December 31, 2019	$—
Derivative liabilities in conjunction with convertible promissory notes	903,265
Change in fair value of derivative liabilities	(71,413)
Fair value -December 31, 2020	$831,852

The fair value of the derivative liabilities – convertible promissory notes is estimated using a Lattice pricing model with the following assumptions:

	2021	2020
Market value of common stock	$0.045-$0.57	$0.30-1.01
Expected volatility	158.7-284.2%	189-315.8%
Expected term (in years)	0.11-1.00	0.63-1.00
Risk-free interest rate	0.07-.42%	0.09-0.13%

NOTE 8.             RELATED PARTY TRANSACTIONS

As of December 31, 2019, the Company entered into promissory notes totaling $318,000 with a related party. The Company entered into additional promissory notes with the related party for $84,500 and repaid $70,000 of promissory notes during the year ended December 31, 2020, for a total of $332,500 outstanding.  On December 1, 2021, the Company entered into a settlement agreement with the related party to repay the then remaining balance of $231,500 plus $18,370 in accrued interest. Under the terms of the agreement, the total is to be settled in cash of $125,620 divided into two payments and 2,000,000 shares of Company stock at a conversion price of  $0.062 per share. Cash payments totaling of $158,875, were made in 2021, with the remaining principal balance of $57,875 paid in January 2022. Interest expense totaled $18,590 and $386 for the years ended December 31, 2021 and 2020, respectively.

On September 23, 2020, the related party converted the remaining shares of 7,156,497 under the KISS liability-related party at a value of $1,452,575, which was reclassed to additional paid-in-capital.

During the year ended December 31, 2020, the Company paid the Company's CEO $124,022 towards the balance of the 2019 signing bonus. Total amount outstanding at December 31, 2020 is $20,978, which was paid in 2021.

The Company paid the Company’s CEO an additional bonus of $105,042 during the year ended December 31, 2021.

In February 2021, the Company issued 1,100,000 shares of common stock to the Company’s CEO as compensation at $0.5499 per share. Compensation expense of $604,890 has been recorded in selling, general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2021. In October 2021, the Company issued the Company’s CEO 5,000,000 cashless warrants at $0.025 per share. Compensation expense of $589,903 has been recorded in selling, general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2021.

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

In November 2020, the Company issued 65,000 shares of common stock, at a value of $55,900 or $0.86 per share, in conjunction with an agreement for financial advisory consulting services. The value of the consulting services has been recorded as selling, general and administrative expenses in the Company’s statement of operations. The fair market value of the shares was determined based the on the Company’s closing price on the date of issuance.

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

The Common Stock Purchase Agreement terminates December 31, 2022, or conditioned upon the following events: (i) when investor has purchased an aggregate of $5,000,000 in the Company’s common stock; (ii) at such time that the Registration Statement agreed to in the Registration Rights Agreement is no longer in effect: (iii) upon investor’s material breach of contract; (iv) in the event a voluntary or involuntary bankruptcy petition is filed concerning the Company; or, (v) if a custodian is appointed for the Company or for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors. Stock may be purchased at 92% of the lowest daily VWAP of the common stock during the period five days prior to closing of the purchase transaction. On

November 10, 2021 in connection with the above agreement, the Company also entered into a non-exclusive agreement with a placement agent (see Note 12)

On November 29, 2021, the Company issued 1,500,000 shares of common stock in conjunction with a consulting agreement for strategic advisory services for a value of $102,000 or $0.068 per share. The value of the compensation has been recorded in selling, general and administrative expenses in the Company’s statement of operations. The fair market value of the shares was determined based the on the Company’s closing price on the date of issuance.

On December 1, 2021, the Company issued 2,000,000 shares of common stock to a third party in conjunction with a debt settlement agreement. (see Notes 4 and 8).

During the years ended December 31, 2021 and 2020, lenders converted principal totaling $1,699,800 and $118,000 plus accrued interest into 49,334,051 and 339,429 shares, respectively, of common stock.

See Note 10 for activity related to warrants.

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

No time-based options were granted during the years ended December 31, 2021 and 2020.

The Company recorded pretax stock compensation expense of $0 and $21,807 during the years ended December 31,2021 and 2020, respectively. Stock-based compensation is included in selling, general, and administrative expense in the accompanying statements of operations. Stock-based compensation expense is based on awards ultimately expected to vest.

Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	term
	shares	Price	(years)
Options outstanding at December 31, 2019	445,000	$0.71	2.5

Granted	—	—	—

Exercised	—	—	—

Forfeited	—	—	—

Expired	—	—	—

Options outstanding at December 31, 2020	445,000	$0.71	1.5

Granted	—	—	—

Exercised	—	—	—

Forfeited	—	—	—

Expired	—	—	—

Options outstanding at December 31, 2021	445,000	$0.71	0.5

Exercisable at December 31, 2021	420,000	$0.71	0.5

Options exercisable and expected to vest at December 31, 2021	445,000	$0.71	0.5

Warrants

On May 1, 2020, the Company issued a warrant to a third party to purchase 100,000 shares of the Company's common stock at an exercise price of $0.52 per share. The warrant is fully vested upon issuance and expires May 1, 2025. Compensation expense of $37,149 has been recorded in selling, general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2020. The Company utilizes the Black Scholes valuation model which relies on certain assumptions to estimate the warrant's fair value. The assumptions used in the determination of the fair value of the warrant awarded are provided in the table below.

Assumptions
Expected volatility rate	95%
Expected dividend yield	0%
Average risk-free interest rate	0.36%
Expected term years	5.0

During the year ended December 31, 2021, the subsequent issuance of convertible promissory notes with certain terms and convertible promissory note conversions triggered the warrant reset feature increasing the number of shares to 168,500 at an exercise price of $0.025 per share.

On June 4, 2020, the Company issued a warrant to purchase 250,000 shares of the Company's common stock in conjunction with a convertible promissory note (see Note 4). The warrant entitles the holder to purchase 250,000 shares of common stock at an exercise price of $1.00 per share. If held by the initial purchaser of the Private Warrant or certain permitted transferees, the purchase can occur on a cashless basis. The warrant will expire on June 30, 2023 or earlier upon redemption or liquidation.

The warrant qualified for equity accounting as the warrant did not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The warrant was measured at fair value at the time of issuance and classified as equity.

The Company valued the warrant using the Black-Scholes valuation model and recorded the fair value of the warrant of $48,231 as a reduction of the note included in the debt discount balance. The following table summarizes the assumptions used in the valuation model to determine the fair value of the warrant:

Risk Free Rate	0.36%
Expected Life (Yrs.)	3.00
Volatility	95.00%

If the Company, at any time while this warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to re-price, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or common stock equivalents entitling any person to acquire shares of common stock, at an effective price per share less than the then exercise price (such lower price, the “Base Share Price”), then the exercise price shall be reduced and only reduced to equal the Base Share Price and the number of shares issuable hereunder shall be increased accordingly. In June 2020, subsequent stock issuances triggered the warrant reset feature, resulting in an increase in underlying shares to 714,286 from 250,000 and a reduction in exercise price to $0.35 per share. The reset was recorded as a reduction to retained earnings and an increase in additional paid-in-capital of $371,069. On September 30, 2021, the Company entered into a warrant cancellation agreement with the warrant holder. In exchange for the cancellation of the warrant, the Company agreed to issue the warrant holder 1,000,000 shares of common stock.

On December 1, 2020, the Company issued a warrant to purchase 135,000 shares of the Company's common stock in conjunction with a convertible promissory note (see Note 4). The warrant entitles the holder to purchase 135,000 shares of the Company's common stock at an initial exercise price of $1.50 per share. The warrant expires on December 1, 2023.

The warrant qualified for equity accounting as the warrant did not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The warrant was measured at fair value at the time of issuance and classified as equity.

The Company valued the warrant using the Monte Carlo pricing model and recorded the fair value of the warrant of $190,144 as a reduction of the note included in the debt discount balance. The following table summarizes the assumptions used in the valuation model to determine the fair value of the warrant:

Fair Value of Common Share	$0.8-0.89
Exercise Price	$1.50
Risk Free Rate	0.11-0.26%
Expected Life (Yrs.)	2.96-3
Volatility	147.4-254.4%

If the Company, at any time while this warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to re-price, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or common stock equivalents entitling any person to acquire shares of common stock, at an effective price per share less than the then exercise price (such lower price, the “New Issuance Price”), then the exercise price shall be reduced and only reduced to equal the New Issuance Price and the number of shares issuable hereunder shall be increased accordingly. In December 2020, the subsequent issuance of convertible promissory notes with certain terms triggered the warrant reset feature, resulting in an increase in underlying shares of common stock to 368,182 from 135,000 and a change in exercise price to $0.55 per share. The reset was recorded as a reduction to retained earnings and in an increase to additional paid-in-capital of $136,238. During the year ended December 31, 2021, the subsequent issuance of convertible promissory notes with certain terms and convertible promissory note conversions triggered the warrant reset feature increasing the number of shares to 8,100,000 at an exercise price of $0.025 per share.

On October 5, 2021, the Company entered into a warrant cancellation and forfeiture agreement with the lender. Prior to the date of the warrant cancellation, the lender exercised partial warrant conversions and the Company issued 3,281,871 shares of common stock.  Cancellation of the remainder of the warrant was conditioned upon the Company’s closing of financing equal to $750,000, which it accomplished on October 13, 2021.

On February 8, 2021, the Company issued a warrant to purchase 2,500,000 shares of the Company’s common stock in conjunction with a convertible promissory note (see Note 4). The warrant entitles the holder to purchase 2,500,000 shares of the Company’s common stock at an initial exercise price of $0.40 per share. The warrant expires on February 8, 2026.

The warrant qualified for equity accounting as the warrant did not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The warrant was measured at fair value at the time of issuance and classified as equity.

The Company valued the warrant using the Monte Carlo pricing model and recorded the relative fair value of the warrant of $420,096 as a reduction of the note included in the debt discount balance. The following table summarizes the assumptions used in the valuation model to determine the fair value of the warrant:

Fair Value of Common Share	$0.225-0.47
Exercise Price	$0.40
Risk Free Rate	0.41-1.74%
Expected Life (Yrs.)	4.86-5.0
Volatility	147.4-154.0%

During the year ended December 31, 2021, the subsequent issuance of convertible promissory notes with certain terms and convertible promissory note conversions triggered the warrant reset feature reducing the exercise price to $0.025 per share.

On October 1, 2021, the Company issued 5,000,000 and 4,000,000 cashless warrants to the Company’s CEO and an employee, respectively.  The warrants have an exercise price of $0.025 and a maturity date of October 1, 2026.

Compensation expense of $1,061,826 been recorded in selling, general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2021. The Company utilizes the Black Scholes valuation model which relies on certain assumptions to estimate the warrant’s fair value. The assumptions used in the determination of the fair value of the warrants awarded are provided in the table below.

Assumptions
Expected volatility rate	244.6%
Expected dividend yield	—%
Average risk-free interest rate	0.93%
Expected term years	5.0

On October 13,2021, the Company issued warrants to purchase 6,249,999 shares of the Company’s common stock in conjunction with convertible promissory notes (see Note 4). The warrants entitle the holders to purchase 6,249,999 shares of the Company’s common stock at an initial exercise price of $0.12 per share. The warrants expire on October 13, 2026. In December 2021, certain equity transactions triggered the warrant reset feature, reducing the exercise price to $0.062 per share.  In February 2022, the subsequent issuance of convertible promissory notes with certain terms and convertible promissory note conversions triggered the warrant reset feature, further reducing the exercise price to $0.025 (see Note 12).

The warrants qualified for equity accounting as the warrants did not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The warrants were measured at fair value at the time of issuance and classified as equity.

The Company valued the warrants using the Monte Carlo pricing model and recorded the fair value of the warrants of $465,742 as a reduction of the notes included in the debt discount balance. The following table summarizes the assumptions used in the valuation model to determine the fair value of the warrants:

Fair Value of Common Share	$0.0610-0.0990
Exercise Price	$0.12
Risk Free Rate	0.74-.77%
Expected Life (Yrs.)	4.87-5.0
Volatility	158.7-159.9%

On October 17, 2021, the Company issued a warrant to purchase 450,000 shares of the Company’s common stock in conjunction with a finder’s fee agreement entered in June 2021.  The warrant entitles the holder to purchase 450,000 shares of the Company’s common stock at an exercise price of $0.12 per share. The warrant expires on October 17, 2024.

Compensation expense of $57,191 been recorded in selling, general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2021. The Company utilizes the Monte Carlo pricing model which relies on certain assumptions to estimate the warrant’s fair value. The assumptions used in the determination of the fair value of the warrant awarded are provided in the table below.

Assumptions
Fair value of common share	$0.0610-0.1420
Exercise Price	$0.12
Risk Free Rate	0.55-.58%
Expected Life (Yrs.)	2.88-3.0

Volatility	161.0-161.9%

The following table summarizes the information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable at December 31, 2021:

Date Issued	Exercise Price	Number Outstanding	Expiration Date
December 1, 2018	$0.025	168,500	December 1, 2023
May 1, 2020	$0.52	100,000	May 1, 2025
February 8, 2021	$0.025	2,500,000	February 8, 2026
October 1, 2021	$0.025	9,000,000	October 1, 2026
October 13, 2021	$0.062	6,249,999	October 13, 2026
October 17, 2021	$0.062	450,000	October 17, 2024
		18,468,499

During the year ended December 31, 2021, the subsequent issuance of convertible promissory notes with certain terms and convertible promissory note conversions triggered the warrant reset feature on certain previously issued warrants.  The resets for all outstanding warrants were recorded as a reduction to retained earnings and in an increase to additional paid-in-capital of $3,770,831.

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

The Company issued convertible promissory notes to certain investors totaling $615,000 with net proceeds of $494,220. The notes accrue interest at 12% per annum,and have an initial conversion price of $0.025 subject to adjustment and mature one year from issuance.  As additional consideration for the financings, the Company issued the lenders 5-year warrants to purchase a total of 6,000,000 shares of common stock at $0.025 per share, and 5-year trigger warrants to purchase a total of 25,000,000 shares of common stock at $0.025 per share, subject to price adjustments for certain actions, including dilutive issuances. The trigger warrants may only be exercised if the convertible promissory notes are not paid in full at the maturity date. The warrants do not provide for registration rights.

On March 18, 2022, the Company’s board of directors approved a resolution to amend the Company’s Certificate of Incorporation to increase the Company’s authorized common shares authorized from 250,000,000 to 500,000,000.

On March 25, 2022, the Company amended the forbearance agreement with one of its lenders. Under the amendment, the maturity dates of the outstanding notes were changed to October 1, 2022.  In addition, the Company will issue 8,000,0000 shares of its common stock at a share price of $0.025, 4,000,000 which is in lieu of the discounted shares equal to $100,000 stated in the original agreement.  The Company will also make six monthly payments of $30,0000. The Company made a good faith payment of $30,000 in February 2022 and its first payment under the amendment in March 2022.

The Company made principal payments totaling $367,500 on its convertible notes payable.

The Company issued 10,600,000 shares of common stock, at prices ranging from $0.029-$0.035 per share, in conjunction with an agreement for financial advisory consulting services. The fair market value of the shares was determined based the on the Company’s closing price on the date of issuance.

In January and February 2022, the Company sold 1,500,000 shares of common stock at prices ranging from $0.0259- $0.0353 under a stock purchase agreement.

In January and February 2022 certain lenders exercised 5,129,725 of cashless warrants at $0.025 per share.

The Company’s CEO received $49,620 as cash bonus compensation as of March 31, 2022.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by the Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

o	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets.
o

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and,

o	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

o

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

o	we have not performed a risk assessment and mapped our processes to control objectives.
o	we have not implemented comprehensive entity-level internal controls.

o	we have not implemented adequate system and manual controls; and
o	we do not have sufficient segregation of duties.

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

We implemented no changes to our internal control over financial reporting during the year ended December 31, 2021.

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

The following table presents information with respect to our officers, directors and significant employees as of December 31, 2021:

Name	Age	Position
Matthew Wolfson	50	Chief Executive Officer, President, Chief Financial Officer,
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

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% stockholders during the fiscal year ended December 31, 2021 were satisfied.

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

Whistleblower Procedures Policy

In accordance with the requirements of Section 301 of the Sarbanes-Oxley Act of 2002, the Board of Directors of the Company has adopted a Whistleblower Procedures Policy, stating that all employees of the Company are strongly encouraged to report any evidence of financial irregularities which they may become aware of, including those with respect to internal controls, accounting or auditing matters. Under the Whistleblower Procedures Policy, the management of the Company shall promptly and periodically communicate to all employees with access to accounting, payroll and financial information the means by which they may report any such irregularities. In the event an employee is uncomfortable for any reason reporting irregularities to his or her supervisor or other management of the Company, employees may report directly to any member of the Board of Directors of the Company. The identity of any employee reporting under these procedures will be maintained as confidential at the request of the employee, or may be made on an anonymous basis. Notice must be provided to all of the Company’s employees with access to accounting, payroll and financial information in respect of these procedures.

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

Executive Compensation Table

							Nonqualified
						Nonequity	deferred
				Stock	Option	incentive plan	compensation	All other
Name and principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Matthew Wolfson	2021	$240,000	$105,042	$604,890	$—	$589,903	$—	$—	$1,539,835	(1)(2)
Matthew Wolfson	2020	$240,000	$—	$—	$—	$—	$—	$—	$240,000	(1)(2)
(1)	During the year ended December 31, 2020, the Company paid the Company’s CEO $124,022 towards the balance of the 2019 signing bonus. Total amount outstanding at December 31, 2021 and 2020 is $0 and $20,978, respectively.
(2)	On February 16, 2021, the Company issued Matthew Wolfson 1,100,000 shares of common stock registered on Form S-8. as compensation expense for a total of $604,890 or $0.5499 per share. In October 2021, the Company issued the Company’s CEO 5,000,000 cashless warrants at $0.025 per share. The Company paid the Company’s CEO an additional bonus of $105,042 during the year ended December 31, 2021.

Director Compensation Table

		Monthly
Directors	Title	Compensation
Matthew Wolfson(1)	Chief Executive Officer, Chief Financial Officer and Chairman	$20,000	(1)(2)
(1)	Mr. Wolfson owns 15,406,250 common shares and 500,000 Series A Preferred Shares. Please see “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT for additional information.
(2)	In addition to Mr. Wolfson’s monthly compensation, which is outlined here, he receives additional compensation as part of this Executive Compensation Agreement. This Agreement is attached hereto.

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Equity Awards at December 31, 2021

On February 17, 2021, we issued 1,100,000 shares of common stock to Matthew Wolfson pursuant to the Company’s Equity Incentive Plan.

On October 1, 2021, we issued Matthew Wolfson a cashless warrant to purchase 5 million common shares at a price of $0.025 per share.

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

The following table is based on the number of shares outstanding totaling 87,725,842 as of December 31, 2021.

The following table sets forth certain information as of December 31, 2021 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock; and (ii) each director, director nominee, and Named Executive Officer. The footnotes below pertain to total shares, voting rights and conversion shares, and provide other explanations.

	Common
	Shares	Percent of	Series A	Series A	Voting		Voting
Name of Beneficial Owner	Owned	Common(1)	Owned	Votes(2)	Shares(3)(4)		Power(3)
Matthew Wolfson 7460 E Tuckey Ln Scottsdale, AZ 85250	15,406,250	17.56%	500,000	50,000,000	65,406,250	(4)	47.49	%(4)
1)	Based on 87,725,842 common shares outstanding December 31, 2021.
2)	Based on 100 votes of common share equivalents for each Series A Preferred held.
3)	Based on combined voting power of Mr. Wolfson’s common shares and common shares equivalent rights as a holder of Series A Preferred Shares.
4)	Based on 137,725,842 total possible votes assuming voting of Mr. Wolfson’s Series A Preferred Shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2019, the Company entered into various promissory notes totaling $318,000 with a related party, Donald Steinberg the sole member and manager of Blue Ridge Enterprises, LLC (“Blue Ridge”), a California limited liability company. The Company entered into additional promissory notes with the related party for $84,500 and repaid $70,000 of promissory notes during the year ended December 31, 2020, for a total of $332,500 outstanding.  On December 1, 2021, the Company entered into a settlement agreement with the related party to repay the then remaining balance of $231,500 plus $18,370 in accrued interest. Under the terms of the agreement, the total is to be settled in cash of $125,620 divided into two payments and 2,000,000 shares of Company stock at a conversion price of $0.062 per share. Cash payments totaling of $158,875, were made in 2021, with the remaining principal balance of $57,875 paid in January 2022. Interest expense totaled $18,590 and $386 for the years ended December 31, 2021 and 2020, respectively.

On September 23, 2020, the related party converted the remaining shares of 7,156,497 under the KISS liability-related party at a value of $1,452,575, which was reclassed to additional paid-in-capital.

In July 2017, the Company entered into a $250,000 promissory note with its CEO, Matthew Wolfson. Mr. Wolfson is considered a Related Party since he is the Company’s Principal Executive Officer. The proceeds were used for operations and Regulation A+ offering costs. The promissory note began accruing interest on the interest commencement date of October 1,2018 at 2% per annum, compounded monthly. The note payable and accrued interest of $3,775 are deemed paid in full as of December 31, 2019.

In October 2019, the Company entered into an employment agreement with the Company’s CEO. The terms of the agreement include an annual base salary of $240,000 and a signing bonus of $500,000, as well as discretionary annual bonuses and participation in long-term incentive plans. The signing bonus may be paid in shares of the Company’s common stock. The agreement remains in effect until the earlier of the discharge or resignation of the CEO. In conjunction with the agreement, the $500,000 signing bonus has been accrued and included in selling, general and administrative expenses in the accompanying statement of operations during the year ended December 31, 2019. On November 1, 2019, the Company’s board of directors and the majority of shareholders awarded CEO, Matthew Wolfson, 500,000 shares of Series A Preferred stock, which was valued at $355,000 or $.71 per share. The shares were issued as partial payment for the $500,000 signing bonus, for which $145,000 remained payable at December 31, 2019. During the year ended December 31,2020, the Company paid the Company’s CEO $124,022 and towards the balance of the 2019 signing bonus. Total amount outstanding at December 31, 2021 and 2020 is $0 and $20,978, respectively.

The Company paid Matthew Wolfson a bonus of $105,042 during the year ended December 31, 2021.

In February 2021, the Company issued 1,100,000 shares of common stock as registered on Form S-8 to Matthew Wolfson as compensation at $0.5499 per share.

In October 2021, the Company issued Matthew Wolfson 5,000,000 cashless warrants at $0.025 per share.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31,2021 by dbMckennon:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Audit fees (1)	$46,750	$48,400
Audit-related fees (2)	—	—
Tax fees (3)		$4,210
All other fees (4)	$4,368	$3,705
(1)	Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements, the review of the interim financial statements included in quarterly reports and services that are normally provided by dbbmckennon in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC and non-SEC securities offerings.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees” by dbbmckennon.
(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.
(4)	All other fees consist of fees for products and services other than the services reported above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of Electromedical Technologies, Inc. are included in “Item 8. Financial Statements and Supplementary Data.”

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

Exhibit No.	Description of Exhibit	Location

3.1	Certificate of Incorporation.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

3.2	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 9, 2020.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

3.3	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on July 9, 2020 increasing authorized common stock to 50 million shares.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

3.4	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on November 1, 2019 designating Series A Preferred Shares.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

3.5	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on August 23, 2017 converting from a limited liability company to a C corporation.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

3.6	Corporate Bylaws.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

4(vi)	Description of Securities	Incorporated by reference from the Company’s Form 8a-12g filed August 5, 2020.

10.1	Employment Contract; Matthew Wolfson Chief Executive Officer, as amended.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.2	Rule 10b5-1 Sales Plan – Wolfson	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.3	Agility Warrant Agreement, December 1, 2018.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

10.4	Agility Warrant Agreement, May 1, 2020.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

10.5	Convertible Promissory Note Luis Lu December 11, 2019.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

10.6	July 21, 2020 Convertible Promissory Note with JRD-HD Enterprises III, LLC.	Incorporated by reference from the Company’s Form 10-K filed March 30, 2021.

10.7	July 21, 2020 Securities Purchase Agreement with JRD-HD Enterprises III, LLC.	Incorporated by reference from the Company’s Form 10-K filed March 30, 2021.

10.8	August 4, 2020 Note Purchase Agreement with JRD-HD Enterprises III, LLC.	Incorporated by reference from the Company’s Form 10-K filed March 30, 2021.

10.9	August 4, 2020 8% Convertible Note with JRD-HD Enterprises III, LLC.	Incorporated by reference from the Company’s Form 10-K filed March 30, 2021.

10.10	September 3, 2020 Convertible Promissory Note JR-HD Enterprises, III, LLC.	Incorporated by reference from the Company’s Form 10-K filed March 30, 2021.

10.11	September 3, 2020 Note Purchase Agreement with JR-HD Enterprises, III, LLC.	Incorporated by reference from the Company’s Form 10-K filed March 30, 2021.

10.12	November 3, 2020 Securities Purchase Agreement with JR-HD Enterprises, III, LLC.	Incorporated by reference from the Company’s Form 10-K filed March 30, 2021.

10.13	November 3, 2020 Convertible Note with JR-HD Enterprises, III, LLC.	Incorporated by reference from the Company’s Form 10-K filed March 30, 2021.

10.14	December 3, 2020 Securities Purchase Agreement with JR-HD Enterprises, III, LLC.	Incorporated by reference from the Company’s Form 10-K filed March 30, 2021.

10.15	December 3, 2020 Convertible Promissory Note with JR-HD Enterprises, III, LLC.	Incorporated by reference from the Company’s Form 10-K filed March 30, 2021.

10.16	February 8, 2021 Securities Purchase Agreement, Warrant Agreement, Convertible Debenture and Registration Rights Agreement with YA II PN, Ltd.	Incorporated by reference from the Company’s Form 8-K filed February 12, 2021.

10.17	September 3, 2021 Forbearance Agreement, JRD-HD Enterprises, III, LLC.	Filed herewith.

10.18	October 13, 2021 Securities Purchase Agreement, Convertible Promissory Note, Common Stock Purchase Warrant, Talos Victory Fund, LP.	Incorporated by reference from the Company’s Form 8-K filed October 21, 2021.

10.19	October 14, 2021 Securities Purchase Agreement, Convertible Promissory Note, Common Stock Purchase Warrant, Mast Hill Fund, LP.	Incorporated by reference from the Company’s Form 8-K filed October 21, 2021.

10.20	November 10, 2021 Placement Agent Agreement, Univest Securities.	Incorporated by reference from the Company’s Form 10-Q filed November 15, 2021.

10.21	November 10, 2021 Common Stock Purchase Agreement, White Lion Capital, LLC	Incorporated by reference from the Company’s Form 10-Q filed November 15, 2021.

10.22	November 10, 2021 Registration Rights Agreement, White Lion Capital, LLC	Incorporated by reference from the Company’s Form 10-Q filed November 15, 2021.

10.23	December 1, 2021, Note Settlement Agreement, Lock Up Leak Out Agreement, Blue Ridge Enterprises, LLC, Dianna Kaplan.	Incorporated by reference from the Company's Form S-1 filed January 14, 2022.

10.24	February 11, 2022 Promissory Note, Mast Hill Fund, LP.	Filed herewith

10.25	February 11, 2022 Warrant Agreement, Mast Hill Fund, LP	Filed herewith

10.26	February 11, 2022 Securities Purchase Agreement, Mast Hill Fund, LP	Filed herewith.

10.27	February 11, 2022 Second Warrant, Mast Hill Fund, LP	Filed herewith

10.28	March 3, 2022 Stock Purchase Agreement, Blue Lake Partners, LLP	Filed herewith

10.29	March 3, 2022 Promissory Note, Blue Lake Partners, LLP	Filed herewith

10.30	March 3, 2022 Warrant Agreement, Blue Lake Partners, LLP	Filed herewith

10.31	March 3, 2022 Second Warrant, Blue Lake Partners, LLP	Filed herewith

10.32	March 25, 2022 First Amendment to Forbearance Agreement; JRD HD Enterprises	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [included in Exhibit 32.1].	Filed herewith.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL as contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2022

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

Signature	Title	Date

/S/ Matthew Wolfson	Chief Executive Officer, Chief Financial Officer and Director	March 31, 2022
Matthew Wolfson