Form 10-Q
period 2022-06-30
Electromedical Technologies, Inc
filed 2022-08-15
CIK 1715819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022.

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

On August 11, 2022, 149,150,530 shares of common stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS

ELECTROMEDICAL TECHNOLOGIES, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$65,229	$383,170
Accounts receivable	27,288	35,085
Inventories	159,555	218,510
Prepaid expenses and other current assets	30,075	38,002
Total current assets	282,147	674,767

Property and equipment, net	716,406	727,344
Total assets	$998,553	$1,402,111

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$281,133	$214,785
Credit cards payable	41,067	11,283
Accrued expenses and other current liabilities	244,134	317,037
Customer deposits	90,850	—
Convertible promissory notes, net of discount of $209,002 and $723,166, respectively	955,998	811,687
Related party notes payable	—	57,875
Long term debt, current portion	30,142	29,502
Total current liabilities	1,643,324	1,442,169

Long-term liabilities:
Bank debt, net of current portion	504,357	518,849
Government debt, net of current portion	154,494	154,429
Other liabilities	10,168	9,167
Total liabilities	2,312,343	2,124,614

Commitments and contingencies (Note 9)	—	—

Stockholders’ deficit
Series A Preferred Stock, $.00001 par value, 1,000,000 shares authorized and 500,000 outstanding	355,000	355,000
Series B Preferred Stock, $.00001 par value, 1 share authorized and 0 outstanding	—	—
Common stock, $.00001 par value, 500,000,000 and 250,000,000 shares authorized; 142,240,530 and 87,725,842 shares outstanding at June 30, 2022 and December 31, 2021, respectively	1,420	876
Additional paid-in-capital	21,322,291	20,804,333
Accumulated deficit	(22,992,501)	(21,882,712)
Total stockholders’ deficit	(1,313,790)	(722,503)
Total liabilities and stockholders’ deficit	$998,553	$1,402,111

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Net sales	$225,251	$202,954	$447,145	$369,394

Cost of sales	45,335	49,741	112,976	91,332

Gross profit	179,916	153,213	334,169	278,062

Selling, general and administrative expenses	463,179	677,871	1,342,989	2,367,254

Loss from operations	(283,263)	(524,658)	(1,008,820)	(2,089,192)

Other income (expense)
Interest expense	(136,468)	(772,480)	(349,847)	(1,832,782)
Change in fair market value of derivative liabilities	—	522,610	—	537,408
Other income (expense)	—	(4)	—	(432)
Forgiveness of debt	—	—	—	50,082
Loss on extinguishment of debt	(116,200)	—	(321,800)	—
Total other expense	(252,668)	(249,874)	(671,647)	(1,245,724)

Net loss	$(535,931)	$(774,532)	$(1,680,467)	$(3,334,916)
Deemed dividend related to warrant resets	—	(3,230,077)	(63,381)	(3,740,299)
Net loss attributable to common stockholders	$(535,931)	$(4,004,609)	$(1,743,848)	$(7,075,215)

Weighted average shares outstanding - basic and diluted	114,596,514	35,815,408	105,976,603	32,206,268
Weighted average loss per share - basic and diluted	$(0.00)	$(0.11)	$(0.02)	$(0.22)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

									Total
	Series A Preferred		Series B Preferred		Common Stock		Paid in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance, December 31, 2021	$355,000	500,000	$—	—	$876	87,725,842	$20,804,333	$(21,882,712)	$(722,503)

Shares issued for consulting services	—	—	—	—	106	10,600,000	356,794	—	356,900

Warrants issued in conjunction with convertible promissory notes	—	—	—	—	—	—	142,996	—	142,996

Warrants reset in conjunction with convertible promissory notes	—	—	—	—	—	—	63,381	(63,381)	—

Adoption of ASU 2020-06	—	—	—	—	—	—	(1,013,414)	634,059	(379,355)

Issuance of common stock for cash	—	—	—	—	15	1,500,000	42,751	—	42,766

Cashless warrant exercises	—	—	—	—	51	5,129,725	(51)	—	—

Stock-based compensation	—	—	—	—	—	—	4,703	—	4,703

Net loss	—	—	—	—	—	—	—	(1,144,536)	(1,144,536)

Balance, March 31, 2022	355,000	500,000	—	—	1,048	104,955,567	20,401,493	(22,456,570)	(1,699,029)

Shares issued for consulting services	—	—	—	—	30	3,000,000	44,970	—	45,000

Shares issued in conjunction with forbearance of convertible promissory notes	—	—	—	—	40	4,000,000	142,760	—	142,800

Conversion of convertible promissory notes and accrued interest	—	—	—	—	267	26,734,801	668,103	—	668,370

Warrants issued in conjunction with debt extinguishment	—	—	—	—	—	—	65,000	—	65,000

Cashless warrant exercises	—	—	—	—	35	3,550,162	(35)	—	—

Net loss	—	—	—	—	—	—	—	(535,931)	(535,931)

Balance, June 30, 2022	$355,000	500,000	$—	—	$1,420	142,240,530	$21,322,291	$(22,992,501)	$(1,313,790)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

							Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance, December 31, 2020	$355,000	500,000	$269	27,175,800	$7,957,860	$(9,631,732)	$(1,318,603)

Shares issued for consulting services	—	—	11	1,084,120	693,815	—	693,826

Warrant issued in conjunction with convertible promissory note	—	—	—	—	420,096	—	420,096

Warrants reset in conjunction with convertible promissory notes	—	—	—	—	510,222	(510,222)	—

Conversion of convertible promissory notes	—	—	10	1,019,113	380,093	—	380,103

Stock-based compensation	—	—	11	1,100,000	604,890	—	604,901

Net loss	—	—	—	—	—	(2,560,384)	(2,560,384)

Balance, March 31, 2021	355,000	500,000	301	30,379,033	10,566,976	(12,702,338)	(1,780,061)

Warrants reset in conjunction with convertible promissory notes	—	—	—	—	3,230,077	(3,230,077)	—

Conversion of convertible promissory notes	—	—	122	12,161,575	974,192	—	974,314

Shares issued for consulting services	—	—	13	1,250,000	110,387	—	110,400

Net loss	—	—	—	—	—	(774,532)	(774,532)

Balance, June 30, 2021	$355,000	500,000	$436	43,790,608	$14,881,632	$(16,706,947)	$(1,469,879)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

	2022	2021
Cash flows from operating activities:
Net loss	$(1,680,467)	$(3,334,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	406,603	1,409,127
Depreciation and amortization	10,938	10,938
Forgiveness of debt	—	(49,783)
Loss on extinguishment of debt	321,800	—
Amortization of debt discount and day one derivative loss and warrant expense	254,585	1,727,201
Change in fair value of derivative liabilities- convertible promissory notes	—	(537,408)
Change in operating assets and liabilities:
Accounts receivable	7,797	1,799
Inventories	58,955	(207,468)
Prepaid expenses and other current assets	7,927	276,415
Other assets	—	7,000
Accounts payable	66,348	(43,116)
Credit cards payable	29,784	(6,369)
Accrued expenses and other current liabilities	8,114	49,953
Customer deposits	90,850	(28,651)
Other liabilities	1,001	(3,229)
Net cash used in operating activities	(415,765)	(728,507)

Cash flows from financing activities:
Repayments on bank debt	(13,787)	(13,117)
Related party notes payable-net	(57,875)	(80,000)
Issuance of convertible promissory notes	494,220	950,000
Repayments on convertible promissory notes	(367,500)	—
Repayments on notes payable	—	(12,846)
Issuance of common stock for cash - net	42,766	—
Net cash provided by financing activities	97,824	844,037

Net (decrease) increase in cash and cash equivalents	(317,941)	115,530

Cash and cash equivalents, beginning of period	383,170	264,913

Cash and cash equivalents, end of period	$65,229	$380,443

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$79,402	$23,648
Income taxes	$—	$—

Non-cash investing and financing activities:

January 1, 2022 adoption of ASU2020-06	$379,355	$—
Warrants, common stock and beneficial conversion feature issued in conjunction with convertible promissory notes	$350,796	$420,096
Derivative liabilities issued in conjunction with convertible promissory notes	$—	$1,197,607
Conversion of convertible promissory notes, derivative liabilities and accrued interest into shares of common stock	$668,370	$1,354,417

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.ORGANIZATION AND NATURE OF BUSINESS

ElectroMedical Technologies, LLC (the “Company”), was formed in November 2010 as an Arizona limited liability company. In August 2017, the Company converted to a Delaware C Corporation under Electromedical Technologies, Inc. The Company is a bioelectronic engineering company with medical device certifications in the United States (FDA) and Mexico (Cofepris). The Company engineers simple-to-use portable bioelectronics devices, which provide fast and long -lasting pain relief across a broad range of ailments.

NOTE 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The accompanying unaudited financial statements of Electromedical Technologies, Inc. have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Rule 8-03 of Regulation S-X. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These interim financial statements should be read in conjunction with the audited annual financial statements of the Company as of and for the year ended December 31, 2021. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year.

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

Going Concern

Since inception, the Company has incurred approximately $19.3 million of accumulated net losses. In addition, during the six months ended June 30, 2022, the Company used $415,765 in operations, and as of June 30, 2022, the Company had a working capital deficit of $1,361,177. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all of its obligations as they come due for the next 12 months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.

As a result, there is significant uncertainty whether the Company will continue as a going concern and, therefore, whether it will realize its assets and settle its liabilities and commitments in the normal course of business and at the amounts stated in the financial statements.

Accordingly, no adjustments have been made to the financial statements relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might be necessary should the entity not continue as a going concern. At this time, management is of the opinion that no asset is likely to be realized for an amount less than the amount at which it is recorded in the financial statements as of June 30, 2022.

Revenue Recognition

Revenues are recognized when performance obligations are satisfied through the transfer of promised goods to the Company’s customers. Control transfers upon shipment of product and when the title has been passed to the customers. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue is recorded net of sales taxes collected from customers on behalf of taxing authorities, allowance for estimated returns, chargebacks, and markdowns based upon management’s estimates and the Company’s historical experience. The Company’s liability for sales return refunds is recognized within other current liabilities, and an asset for the value of inventory which is expected to be returned is recognized within other current assets on the balance sheets. The Company generally allows a 30 day right of return to its customers. As of both June 30, 2022 and December 31, 2021, the sales returns allowance was $6,990.

Certain larger customers pay in advance for future shipments. These advance payments totaled $90,850 and $0 at June 30, 2022 and December 31, 2021, respectively, and are recorded as customer deposits in the accompanying balance sheets. Revenue related to these advance payments is recognized upon shipment to the distributor or the end-customer.

At the completion of the initial three-year warranty, the Company sells extended warranties for periods ranging from one to three years. Revenue is recognized on a straight-line basis over the term of the contract. At June 30, 2022 and December 31, 2021, deferred revenue of $27,028 and $28,252, respectively, is recorded in connection with these extended warranties.

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

Significant customer sales greater than 10% as a percentage of total sales are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Customer A	21.0%	18.7%	19.4%	15.9%
Customer B	14.9%	—	16.2%	12.8%
Customer C	—	14.2%	—	—
Customer D	11.4%	—	—	—

Amounts due these customers totaled $27,318 and $13,300 at June 30, 2022 and December 31, 2021, respectively for commissions and reimbursements. Amounts due from these customers totaled $3,250 and $4,575 at June 30, 2022 and December 31, 2021, respectively. Customer deposits on hand from these customers totaled $90,850 and $0 at June 30, 2022 and December 31, 2021, respectively. The loss of these customers would have a significant impact on the operations and cash flows of the Company.

The Company’s supplier concentrations expose the Company to business risks, which the Company mitigates by attempting to diversify its supply chain. Significant supplier purchases as a percentage of total inventory purchases are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Supplier A	0.0%	96.0%	72.7%	97.0%

There were no amounts outstanding due these suppliers at June 30, 2022 and December 31, 2021. The loss of key vendors may have a significant impact on the operations and cash flows of the Company.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined based on the first-in, first-out cost flow assumption (“FIFO”) while market is determined based upon the estimated net realizable value less an allowance for selling and distribution expenses and a normal gross profit. The Company evaluates the need for inventory reserves associated with obsolete, slow moving, and non-sellable inventory by reviewing estimated net realizable values on a periodic basis. As of June 30, 2022 and December 31, 2021, the Company believes there are no excess and obsolete inventories and accordingly, did not record an inventory reserve. Inventories consist of purchased finished goods.

Sales Taxes

FASB ASC Subtopic 605-45, Revenue Recognition – Principal Agent Considerations, provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in the financial statements for each period for which a statement of operations is presented if those amounts are significant. Sales taxes for the six months ended June 30, 2022 and 2021, were recorded on a net basis. Included in accrued expenses at both June 30, 2022 and December 31, 2021 is approximately $61,000 related to sales taxes.

Warranty

The Company warranties the sale of most of its products and records an accrual for estimated future claims. The standard warranty is typically for a period of three years. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The Company recorded a liability as of June 30, 2022 and December 31,2021 of $13,646 and $14,828, respectively. The expense is included in cost of sales in the statements of operations and within accrued expenses on the accompanying balance sheets.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of June 30, 2022 and December 31, 2021, diluted net loss per share is the same as basic net loss per share for each period.

Conversion of outstanding warrants, stock options and convertible promissory notes at June 30, 2022 may result in an estimated 61.3 million additional shares of common stock outstanding.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt —Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This update simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature and for convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, this update amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. Entities may adopt the requirements of ASU 2020-06 using either a full or modified retrospective approach, and it is effective for public businesses, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.

We adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method of transition, which resulted in an increase in convertible promissory notes of $379,355, a decrease in additional paid-in capital of $1,013,414 and an increase to retained earnings of $634,059 as of January 1, 2022. See Note 4.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations and comprehensive loss. A modified retrospective transition approach is required for capital and operating leases existing at the date of adoption, with certain practical expedients available. The accounting guidance, which is effective for the Company beginning on January 1, 2022, has been adopted with no significant financial statement impact.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 3.PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30,	December 31,
	2022	2021
Building	$875,000	$875,000
Furniture and equipment	24,987	24,987
	899,987	899,987
Less: accumulated depreciation and amortization	(183,581)	(172,643)
	$716,406	$727,344

Depreciation and amortization expense related to property and equipment was $5,469 and $10,938 for both the three and six -month periods ended June 30, 2022 and 2021, respectively. Depreciation and amortization are included in selling, general and administrative expenses on the accompanying statements of operations.

NOTE 4.NOTES PAYABLE

In April 2020, the Company received $39,500 in payroll protection program loans (“PPP”). These loans provide for certain funding based on previous employment which in part may be forgivable under certain conditions. No payment is due during the deferral period which ends the earlier of the date of SBA forgiveness or ten months after the last day of the covered period. The remaining portion needs to be repaid over two years and carries a 1% annual interest rate. These loans require no collateral nor personal guarantees. The loan was forgiven in its entirety in February 2021 and has been included in other income in the accompanying statement of operations.

Related Party Notes Payable

On December 1, 2021, the Company entered into a settlement agreement with the related party to repay the then remaining balance of $231,500 plus $18,370 in accrued interest. Under the terms of the agreement, the total is to be settled in cash of $125,620 divided into two payments and 2,000,000 shares of Company common stock at a conversion price of $0.062 per share. Cash payments totaling $158,875, were made in 2021, with the remaining principal balance of $57,875 paid in January 2022. Interest expense totaled $0 and $3,785 for the three months ended June 30, 2022 and 2021, respectively. Interest expense totaled $78 and $6,622 for the six months ended June 30, 2022 and 2021, respectively.

Convertible Promissory Notes

We adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method of transition. This resulted in an increase in convertible promissory notes of $379,355, by eliminating remaining debt discount related to beneficial conversion features on outstanding notes as of January 1, 2022. See Note 2.

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

On March 25, 2022, the Company amended the forbearance agreement. Under the amendment, the maturity dates of the outstanding notes were changed to October 1, 2022. In addition, the Company will issue 8,000,000 shares of its common stock at a fair market value of $0.0357 per share based on the quoted stock price as of the amendment date, 4,000,000 which is in lieu of the discounted shares equal to $100,000 stated in the original agreement. The Company will also make six monthly payments of $30,000. The Company made a good faith payment of $30,000 in February 2022 and its first payment under the amendment in March 2022. The terms of the forbearance agreement have been accounted for as an extinguishment of debt resulting in a loss of $205,600 which has been recorded as other expense in the accompanying statement of operations.

In June 2022, the Company entered into a settlement agreement with the above lender to convert the outstanding convertible notes payable of $617,353 and accrued interest of $51,017 into 26,734,801 restricted shares of the Company’s common stock at a price of $0.025 per share as dictated by the terms of the notes. Under the terms of the settlement agreement, the number of shares of common stock to be issued under the earlier forbearance agreement was reduced to 4,000,000 and recorded as a reduction of $142,800 in the extinguishment of debt resulting in a total loss for the six months ended June 30, 2022 of $62,800. If, upon the one-year anniversary of the effective date, the lender and its designees have beneficial ownership over the settlement payment shares, and the closing price of the Company’s common stock as reported on the OTC Markets is less than $0.025 per share, then for a period of thirty (30) days after the one-year anniversary, the lender and its designees shall have the right to elect, and the Company shall have the obligation, to issue additional shares to the lender and its designees. If, for a period of two years from the effective date, the Company issues, sells or grants any option to purchase, or sells or otherwise disposes of, or sells or issues any common stock or other securities convertible into, exercisable for, or otherwise entitle any person or entity the right to acquire, shares of Common Stock at an effective price per share less than $0.025 (such lower price a “Dilutive Issuance”), then the price per share used to calculate the settlement payment shares shall be reduced to the lower price.

During the six months ended June 30, 2022, the Company issued convertible promissory notes to certain investors totaling $615,000 with net proceeds of $494,220. Original issue discount totaling $61,500, loan costs totaling $59,280 and the relative fair value of warrants issued to third party advisors of $50,000 have been recorded as a discount on the notes. The notes accrue interest at 12% per annum and have an initial conversion price of $0.025 subject to adjustment and mature one year from issuance. As additional consideration for the financings, the Company issued the lenders five-year warrants to purchase a total of 6,000,000 shares of common stock at $0.025 per share, and five-year trigger warrants to purchase a total of 25,000,000 shares of common stock at $0.025 per share, subject to price adjustments for certain actions, including dilutive issuances. The relative fair value of the warrants totaling $142,996 has been recorded as a discount on the notes. The trigger warrants may only be exercised if the convertible promissory notes are not paid in full at the maturity dates. The warrants do not provide for registration rights. See Note 8.

In April 2022, the Company entered into an agreement with one of its lenders to push back the allowable conversion date of a convertible note payable totaling $500,000. In conjunction with the agreement, the Company issued the lender 2,500,000 warrants at an exercise price of $0.025 and with a 5-year maturity. See Note 8.

During the six months ended June 30, 2022, the subsequent issuance of convertible promissory notes with certain terms and warrant exercises triggered a conversion price reset on the pre-existing convertible promissory notes to $0.025 per share.

The aggregate of convertible promissory notes is as follows:

	June 30,	December 31,
Convertible promissory notes	2022	2021
Principal balance	$1,165,000	$1,534,853
Debt discount balance	(209,002)	(723,166)
Net Notes balance	$955,998	$811,687

The Net Notes balance at June 30, 2022 is comprised of the following:

	Principal	Debt Discount	Net
Pre 2020	$50,000	$—	$50,000
October 2021	500,000	—	500,000
February 2022	307,500	(100,801)	206,699
March 2022	307,500	(108,201)	199,299
	$1,165,000	$(209,002)	$955,998

The Net Notes balance at December 31, 2021 is comprised of the following:

	Principal	Debt Discount	Net
Pre 2020	$50,000	$—	$50,000
July 2020	57,500	—	57,500
August 2020	215,000	—	215,000
September 2020	107,500	—	107,500
November 2020	244,853	(20,000)	224,853
December 2020	110,000	(15,000)	95,000
October 2021	750,000	(688,166)	61,834
	$1,534,853	$(723,166)	$811,687

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

Bank Debt

In September 2015, the Company entered into a credit agreement for a $700,000 term loan with a financial institution. Payment terms consist of monthly payments in arrears of $3,547 for the first year outstanding. The monthly payment then increases to $4,574 until the term loan matures on September 30, 2025, in which the remaining unpaid principal balance and accrued interest is due. The interest rate for the first year was 1.99% per annum and increased to 4.95% per annum for the remaining life of the term loan. The term loan is collateralized by a deed of trust in the office building. The proceeds were used to purchase a building for which the Company’s operations are located. The net principal balance outstanding on the term loan at June 30, 2022 and December 31, 2021 was $533,093 and $546,880, respectively. The term loan is personally guaranteed by the Company’s CEO.

The long-term debt agreements do not contain any financial covenants.

NOTE 6.RELATED PARTY TRANSACTIONS

The Company repaid the remaining principal balance of $57,875 of its related party notes payable in January 2022.

The Company paid the Company’s CEO a bonus of $73,888 and $31,753 during the six months ended June 30, 2022 and 2021, respectively.

In February 2021, the Company issued 1,100,000 shares of common stock to the Company’s CEO as compensation at $0.5499 per share. See Note 7.

NOTE 7.STOCKHOLDERS’ DEFICIT

In February 2021, the Company issued 1,100,000 shares of common stock to the Company’s CEO as compensation expense at a value of $604,901 or $0.5499 per share. The value of the compensation has been recorded in selling, general and administrative expenses in the Company’s statement of operations. The fair market value of the shares was determined based the on the Company’s closing price on the date of issuance.

During the six months ended June 30, 2021, the Company issued 2,334,120 shares of common stock at prices ranging from $0.085 to $0.64 per share, in conjunction with agreements for financial and strategic advisory consulting services. The fair market value of the shares totaling $804,226 was determined based the on the Company’s closing price at the date of issuance. The value of the compensation has been recorded in selling, general and administrative expenses in the Company’s statement of operations.

On March 18, 2022, the Company’s board of directors approved a resolution to amend the Company’s Certificate of Incorporation to increase the Company’s authorized common shares authorized from 250,000,000 to 500,000,000.

During the six months ended June 30, 2022, the Company issued 13,600,000 shares of common stock, at prices ranging from $0.025-$0.035 per share, in conjunction with agreements for financial advisory consulting services. The fair market value of the shares totaling $401,900 was determined based the on the Company’s closing price on the dates of issuance and has been recorded as selling, general and administrative expense in the Company’s statement of operations. One of the agreements for which 3,000,000 shares were issued, provides for anti-dilution rights to secure the consultant’s original ownership percentage

In January and February 2022, the Company sold 1,500,000 shares of common stock at prices ranging from $0.0259- $0.0353 under a stock purchase agreement with net proceeds totaling $42,766.

During the six months ended June 30, 2022, certain lenders exercised 10,742,001 of cashless warrants at $0.025 per share issuing 8,679,887 shares of common stock.

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

No options were granted during the six months ended June 30, 2022 nor the year ended December 31, 2021.

The Company recorded pretax stock compensation expense of $4,703 and $0 during the three and six-month periods ended June 30, 2022 and 2021, respectively. Stock-based compensation is included in selling, general, and administrative expense in the accompanying statements of operations. Stock-based compensation expense is based on awards ultimately expected to vest.

Warrants

During the six months ended June 30, 2022, the Company issued warrants to purchase 6,000,000 shares of the Company’s common stock in conjunction with two convertible promissory notes (see Note 4). The warrants entitle the holders to each purchase 3,000,000 shares of the Company’s common stock at an initial exercise price of $0.025 per share. The warrants expire in February and March 2027.

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

In April 2022, the Company entered into an agreement with one of its lenders to push back the allowable conversion date of a convertible note payable totaling $500,000. In conjunction with the agreement, the Company issued the lender 2,500,000 warrants at an exercise price of $0.025 and with a 5-year maturity. The fair value of the warrants of $65,000 and the unamortized debt discount on the note have been accounted for as an extinguishment of debt resulting in a loss of $259,000 which has been recorded as other expense in the accompanying statement of operations.

The warrants qualified for equity accounting as the warrants did not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The warrants were measured at fair value at the time of issuance and classified as equity.

The Company valued the warrants using a Black Scholes pricing model. The following table summarizes the assumptions used in the valuation model to determine the fair value of the warrants:

Fair Value of Common Share	$0.028
Exercise Price	$0.025
Risk Free Rate	2.79%
Expected Life (Yrs.)	5.0
Volatility	159.0%

The following table summarizes the information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable at June 30, 2022:

Date Issued	Exercise Price	Number Outstanding	Expiration Date
December 1, 2018	$0.025	168,500	December 1, 2023
May 1, 2020	$0.52	100,000	May 1, 2025
October 1, 2021	$0.025	9,000,000	October 1, 2026
October 17, 2021	$0.025	450,000	October 17, 2024
February 11, 2022	$0.025	1,007,998	February 11, 2027
March 10, 2022	$0.025	3,000,000	March 10, 2027
April 15, 2022	$0.025	2,500,000	April 15, 2027
		16,226,498

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
		18,468,499

During the six months ended June 30, 2022, the subsequent issuance of convertible promissory notes with certain terms and convertible promissory note conversions triggered the warrant reset feature on certain previously issued warrants. The resets for all outstanding warrants were recorded as a reduction to retained earnings and in an increase to additional paid-in-capital of $63,381.

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

On July 6, 2022, the Company borrowed $172,480 in conjunction with an unsecured promissory note with an investor. Proceeds of $154,000 include an original issue discount of $18,480. An up-front interest charge at twelve percent (12%) of the principal will be added to the principal balance for an outstanding balance of $193,178 to be paid in ten monthly payments of $19,318 beginning August 30, 2022. The note matures on July 6, 2023. At any time following an event of default, the investor shall have the right, to convert all or any part of the outstanding and unpaid amount of the note into fully paid and non-assessable shares of common stock. The note may be converted at a 25% discount to trading prices during the 10 days prior to conversion.

As of August 10, 2022, 2022, one of the Company’s lenders, converted $60,953 in principal and $44,047 in accrued interest and fees into 4,200,000 of restricted common shares at a conversion price of $0.025. The same lender exercised 3,507,998 cashless warrants at $0.025 per share issuing 2,710,000 shares of common stock.

On August 8, 2022, the Company entered into an agreement to borrow $176,000 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $160,000 include an original issue discount of $16,000 The note matures on May 9, 2023. The lender has the right at any time prior to maturity to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.025 per share. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of twelve percent (12%) per annum. As additional consideration for the financing, the Company issued the investor a 3-year warrant to purchase 3,000,000 shares of common stock at $0.025 per share, subject to price adjustments for certain actions, including dilutive issuances. The warrant does not provide for registration rights.

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

Results of Operations

Overview and Financial Condition

Going Concern

Since inception, the Company has incurred approximately $19.3 million of accumulated net losses. In addition, during the six months ended June 30, 2022, the Company used $415,765 in operations and had a working capital deficit of $1,361,177. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all of its obligations as they come due for the next twelve months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.

As a result, there is significant uncertainty whether the entity will continue as a going concern and, therefore, whether it will realize its assets and settle its liabilities and commitments in the normal course of business and at the amounts stated in the financial statements.

Accordingly, no adjustments have been made to the financial statements relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might be necessary should the entity not continue as a going concern. At this time, management is of the opinion that no asset is likely to be realized for an amount less than the amount at which it is recorded in the financial statements at June 30, 2022.

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

The following table sets forth the unaudited results of our operations for the three months ended June 30,

	2022	2021
Net Sales	$225,251	$202,954
Cost of goods sold:	45,335	49,741
Gross profit	179,916	153,213
Operating Expenses	463,179	677,871

Loss from operations	(283,263)	(524,658)
Other expense	(252,668)	(249,874)
Net Loss	$(535,931)	$(774,532)

Operating Results

April 1, 2022 through June 30, 2022 Compared to April 1, 2021 through June 30, 2021

Our sales totaled $225,251 for the three months ended June 30, 2022 and $202,954 for the three months ended June 30, 2021, an increase of $22,297 or 11%. The increase is primarily related to an increase in units sold. In the 2021 period, the COVID -19 pandemic had an impact on worldwide manufacturing and supply and affected our ability to replenish inventory. In addition, we were not able to attend trade shows.

Cost of sales and gross margins for the three months ended June 30, 2022 and for the three months ended June 30, 2021 were $45,335 and 80% and $49,741 and 75%, respectively. Our cost of sales consists of the cost of materials and distribution expenses. Cost of sales and gross margins are affected by product mix as well as the mix in the level of sales between commissioned agents and distributors. Higher shipping and distribution costs in 2021 period contributed to the increase in gross margin.

The following table sets forth the operating expenses for the three months ended June 30:

	2022	2021	Change
Marketing	$2,860	$56,756	$(53,896)
Commissions	45,514	47,666	(2,152)
Payroll related	207,164	205,909	1,255
Consulting and professional fees	139,766	196,091	(56,325)
Research and development	15,000	133,921	(118,921)
Other operating expenses	52,875	37,528	15,347
	$463,179	$677,871	$(214,692)

The following table sets forth the stock- based compensation expense included in the above operating expenses for the three months ended June 30:

	2022	2021	Change
Marketing	$—	—	—
Commissions	—	—	—
Payroll related	—	—	—
Consulting and professional fees	45,000	110,400	(65,400)
Research and development	—	—	—
Other operating expenses	—	—	—
	$45,000	$110,400	$(65,400)

Selling, general and administrative expenses consist primarily of payroll related expenses, commissions, consulting and professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $463,179 for the three months ended June 30, 2022 and $677,871 for the three months ended June 30,2021 a decrease of $214,692 or about 32%. The change is primarily due to decreases in research and development costs, professional fees and marketing.

The decrease in research and development costs reflects the initial development payment of approximately $122,000 made under contract in the 2021 period. Ongoing payments are made upon achievement of certain contractual milestones. The decrease in consulting and professional fees is the result of stock-based compensation recorded in conjunction with shares issued for investor relations and financial advisory services. The decrease in marketing expenses is due to the termination of various third- party arrangements.

Other expense increased by $2,794 primarily due to a decrease in gain in the change in fair market value of derivative liabilities and the loss on debt extinguishment of $116,200, partially offset by a decrease in interest expense of $636,012. The decrease in interest expense reflects a decrease in the amortization of debt discount related to debt conversions and maturities that occurred since June 2021 as well as no day 1 derivative loss for newly incurred debt in the 2022 period, as compared to the 2021 period. All derivative liabilities were settled as of December 31, 2021.

As a result of the foregoing, we recorded a net loss of $535,931 for the three months ended June 30, 2022, compared to a net loss of $774,532 for the three months ended June 30, 2021. The decrease in net loss is primarily attributed to the decrease in interest expense, the decrease in selling, general and administrative expenses and increased gross profit.

The following table sets forth the unaudited results of our operations for the six months ended June 30:

	2022	2021
Net Sales	$447,145	$369,394
Cost of goods sold:	112,976	91,332
Gross profit	334,169	278,062
Operating Expenses	1,342,989	2,367,254

Loss from operations	(1,008,820)	(2,089,192)
Other expense	(671,647)	(1,245,724)
Net Loss	$(1,680,467)	$(3,334,916)

January 1, 2022 through June 30, 2022 Compared to January 1, 2021 through June 30, 2021

Our sales totaled $447,145 for the six months ended June 30, 2022 and $369,394 for the six months ended June 30, 2021. The increase is primarily related to an increase in units sold.

Cost of sales and gross margins for the six months ended June 30, 2022 and for the six months ended June 30, 2021 were $112,976 and 75% and $91,332 and 75%, respectively. Our cost of sales consists of the cost of materials and distribution expenses. Cost of sales and gross margins are affected by product mix as well as the mix in the level of sales between commissioned agents and distributors.

The following table sets forth the operating expenses for the six months ended June 30:

	2022	2021	Change
Marketing	$6,098	$74,367	$(68,269)
Commissions	87,247	88,640	(1,393)
Payroll related	461,753	957,917	(496,164)
Consulting and professional fees	669,225	1,024,739	(355,514)
Research and development	30,000	142,221	(112,221)
Other operating expenses	88,666	79,370	9,296
	$1,342,989	$2,367,254	$(1,024,265)

The following table sets forth the stock- based compensation expense included in the above operating expenses for six months ended June 30:

	2022	2021	Change
Marketing	$—	$—	$—
Commissions	—	—	—
Payroll related	4,703	604,890	(600,187)
Consulting and professional fees	401,900	804,237	(402,337)
Research and development	—	—	—
Other operating expenses	—	—	—
	$406,603	$1,409,127	$(1,002,524)

Selling, general and administrative expenses consist primarily of payroll related expenses, commissions, consulting and professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $1,342,989 for the six months ended June 30, 2022 and $2,367,254 for the six months ended June 30, 2021, a decrease of $1,024,265 or about 43%. The change is primarily due to decreases in stock-based compensation expense of $1,002,524, research and development costs of $112,221 and marketing costs of $68,269, partially offset by non -stock-based compensation related increases in payroll related costs of $104,023 and consulting and professional fees of $46,823. Stock-based compensation expense for the six months ended June 30, 2021, includes $804,237 related to third party agreements for financial and strategic advisory services and $604,890 related to shares of common stock issued to the Company’s CEO as compensation. Stock-based compensation expense for the six months ended June 30, 2022, includes $401,900 related to third party agreements for financial and strategic advisory services.

The decrease in research and development costs reflects the initial development payment of approximately $122,000 made under contract in the 2021 period. Ongoing payments are made upon achievement of certain contractual milestones. The decrease in consulting and professional fees is the result of stock-based compensation recorded in conjunction with shares issued for investor relations and financial advisory services. The decrease in marketing expenses is due to the termination of various third- party arrangements.

The non -stock-based compensation increase in payroll related costs consists primarily of additional employee headcount and an increase in bonus paid to the Company’s CEO of approximately $42,000. The non-stock-based compensation increase in consulting and professional fees relates primarily to costs associated with operating as a public company.

Other expense decreased by $574,077 primarily due to a decrease in interest expense of $1,482,935, partially offset by a decrease in gain in the change in fair market value of derivative liabilities and a loss on extinguishment of debt of $371,882. The decrease in interest expense reflects a decrease in the amortization of debt discount related to debt conversions and maturities that occurred since June 2021 as well as no day 1 derivative loss for newly incurred debt in the 2022 period, as compared to the 2021 period. All derivative liabilities were settled as of December 31, 2021.

As a result of the foregoing, we recorded a net loss of $1,680,467 for the six months ended June 30, 2022, compared to a net loss of $3,334,916 for the six months ended June 30, 2021. The decrease in net loss is primarily attributed to the decrease in interest expense, the decrease in selling, general and administrative expenses and increased gross profit.

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

Liquidity and Capital Resources

During the six months ended June 30, 2022 our cash and cash equivalents decreased by $317,941 reflecting cash used in operations of $415,765, partially offset by net proceeds from financing activities of $97,824. At June 30, 2022, the Company had a working capital deficit of $1,361,177 and cash on hand of $65,229. During the six months ended June 30, 2021, our cash and cash equivalents increased by $115,530, reflecting cash provided by financing activities of $844,037, partially offset by cash used in operations of $728,507.

Operating Activities

Cash flows used in operating activities totaled $415,765 for the six months ended June 30,2022 as compared to cash flows used of $728,507 for the six months ended June 30, 2021. The change in cash flows used in operating activities is primarily the result of a decrease in inventory purchases, increases in accounts payable and accrued liabilities as well as a decrease in the loss from operations.

Financing Activities

Cash flows provided by financing activities totaled $97,824 for the six months ended June 30, 2022 as compared to $844,037 for the six months ended June 30, 2021. The cash flows provided in the 2022 period reflect $494,220 in net proceeds from convertible promissory notes and $42,766 from the sale of common stock, partially offset by repayment of convertible promissory notes and related party notes payable totaling $425,375. The cash flows provided in the 2021 period are primarily the result of $950,000 in net proceeds from convertible promissory notes partially offset by related party notes payable repayments totaling $80,000.

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

On March 25, 2022, the Company amended its forbearance agreement with one of its lenders. Under the amendment, the maturity dates of the outstanding notes were changed to October 1, 2022. In addition, the Company will issue 8,000,000 shares of its common stock at a share price of $0.025, 4,000,000 which is in lieu of the discounted shares equal to $100,000 stated in the original agreement. The Company will also make six monthly payments of $30,000. The Company made a good faith payment of $30,000 in February 2022 and its first payment under the amendment in March 2022. On May 9, 2022, the Company issued 8,000,000 shares of its common stock as per the terms of the forbearance agreement. In June 2022, the Company entered into a settlement agreement with the lender to convert the outstanding convertible notes payable of $617,353 and accrued interest of $51,017 into 26,734,801 restricted shares of the Company’s common stock at a price of $0.025 per share. Under the terms of the settlement agreement, the number of shares of common stock to be issued under the earlier forbearance agreement was reduced to 4,000,000 and was recorded as a reduction of $142,800 in the extinguishment of debt resulting in a total loss for the six months ended June 30, 2022 of $62,800.

On July 6, 2022, the Company borrowed $172,540 in conjunction with an unsecured promissory note with an investor. Proceeds of $154,000 include an original issue discount of $18,480. An up-front interest charge at twelve percent (12%) of the principal will be added to the principal balance for an outstanding balance of $193,178 to be paid in ten monthly payments of $19,318 beginning August 30, 2022. The note matures on July 6, 2023.

As of August 10, 2022, 2022, one of the Company’s lenders, converted $60,953 in principal and $44,047 in accrued interest and fees into 4,200,000 of restricted common shares at a conversion price of $0.025. The same lender exercised 3,507,998 cashless warrants at $0.025 per share issuing 2,710,000 shares of restricted common stock.

On August 8, 2022, the Company entered into an agreement to borrow $176,000 in conjunction with an unsecured convertible promissory note from an investor. Proceeds of $160,000 include an original issue discount of $16,000 The note matures on May 9, 2023. The lender has the right at any time prior to maturity to convert the debt into fully paid and non- assessable shares of common stock at a price of $0.025 per share. Conversions are subject to adjustments due to stock dividends, stock splits, rights offerings or combinations, recapitalizations and reorganizations. Interest accrues at the rate of twelve percent (12%) per annum. As additional consideration for the financing, the Company issued the investor a 3-year warrant to purchase 3,000,000 shares of common stock at $0.025 per share, subject to price adjustments for certain actions, including dilutive issuances. The warrant does not provide for registration rights. Funding has not occurred as of the date of this filing.

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

As of the period ended June 30, 2022, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures, to determine the existence of any material weaknesses or significant deficiencies. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Based on this evaluation, the Company’s management concluded its internal controls over financial reporting were not effective as of June 30, 2022. The ineffectiveness of the Company’s internal control over financial reporting was due to the following identified material weaknesses and significant deficiencies:

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

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.	Description of Exhibit	Location

3.1	Certificate of Incorporation.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.2	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 9, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.3	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on July 9, 2020 increasing authorized common stock to 50 million shares.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.4	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on November 1, 2019 designating Series A Preferred Shares.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.5	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on August 23, 2017 converting from a limited liability company to a C corporation.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.6	Corporate Bylaws.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

4(vi)	Description of Securities	Incorporated by reference to the Company’s Form 8a-12g filed August 5, 2020.

10.1	Employment Contract; Matthew Wolfson Chief Executive Officer, as amended.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.2	Rule 10b5-1 Sales Plan – Wolfson	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.3	Agility Warrant Agreement, December 1, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.4	Agility Warrant Agreement, May 1, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.5	E-Business International, Inc. Stock Purchase Agreement, November 29, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.6	E-Business International, Inc. Stock Purchase Agreement Product Development, November 29, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.7	Consulting Agreement, Brenda Andrews, July 1, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.8	Consulting Agreement, Blue Ridge Enterprises, July 9, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.9	Consultant Agreement and directors resolution, October 21, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.10	Stock Purchase Agreement Stephanie Campbell, March 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.11	Stock Purchase Agreement Petar Gajic, March 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.12	Consent Action for Iakovos Tsakalidis Issuance, October 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.13	Option Agreement Kishkovskiy, March 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.14	Stock Purchase Agreement, Kelly Lauren Myers, March 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.15	Consent Action Nikolai Ogorodnikov Issuance October 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.16	Options Agreement Alexander Pedenko June 20, 2019	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.17	Consent Action PYP Enterprises July 1, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.18	Consulting Agreement PYP Enterprises, July 1, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.19	Stock Purchase Agreement Nicholas Rosin, March 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.20	KISS Agreement Blue Ridge Enterprises, LLC, July 6, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.21	Convertible Promissory Note Luis Lu December 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.22	Consulting Agreement Robert L. Hymers III, February 11, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.23	Consulting Agreement Redstone Communications, LLC, February 27, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.24	Sales Agreement Edgar Villanueva, October 25, 2017.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.25	Consent Action for Iakovos Tsakalidis, October 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.26	Consent Action for Nikolai Ogorodnikov, October 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.27	Amendment to KISS Agreement, March 22, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.28	Convertible Promissory Note, Ben and Carol Howden, May 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.29	Notice of Conversion - Howden, October 24, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.30	Taubman Subscription Agreement, October 31, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.31	Consent Action for Gene Taubman, October 31, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.32	Consulting Agreement, Robert L. Hymers III, February 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.33	Amended Consulting Agreement, Robert L. Hymers III, June 28, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.34	Stock Purchase Agreement dated June 15, 2020 with Pro Active Partners.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.35	Stock Purchase Agreement dated June 4, 2020 with Vista Capital Investments, LLC.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.36	Convertible Promissory Note dated June 4, 2020 with Vista Capital Investments, LLC.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.37	Warrant Issued to Vista Capital Investments, LLC dated June 4, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.38	July 21, 2020 Convertible Promissory Note with JRD-HD Enterprises III, LLC.	Filed herewith.

10.39	July 21, 2020 Securities Purchase Agreement with JRD-HD Enterprises III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.40	August 4, 2020 Note Purchase Agreement with JRD-HD Enterprises III, LLC.	Incorporated by reference to the Company’s Form 8a-12g filed August 5, 2020.

10.41	August 4, 2020 8% Convertible Note with JRD-HD Enterprises III, LLC.	Filed herewith.

10.42	August 11, 2020 10% Convertible Promissory Note with Redstart Holdings Corp.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.43	August 11, 2020 Securities Purchase Agreement with Redstart Holdings Corp.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.44	September 3, 2020 Convertible Promissory Note JR-HD Enterprises, III, LLC.	Filed herewith.

10.45	September 3, 2020 Note Purchase Agreement with JR-HD Enterprises, III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.46	September 8, 2020 10% Convertible Promissory Note with Redstart Holdings Corp.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.47	September 8, 2020 Securities Purchase Agreement with Redstart Holdings Corp.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.48	September 28, 2020 Convertible Promissory Note with JSJ Investments, Inc.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.49	October 22, 2020 Convertible Promissory Note with Redstart Holdings Corp.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.50	November 3, 2020 Securities Purchase Agreement with JR-HD Enterprises, III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.51	November 3, 2020 Convertible Note with JR-HD Enterprises, III, LLC.	Filed herewith.

10.52	December 1, 2020 Convertible Note with Jefferson Street Capital, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.53	December 1, 2020 Securities Purchase Agreement with Jefferson Street Capital, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.54	December 3, 2020 Securities Purchase Agreement with JR-HD Enterprises, III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.55	December 3, 2020 Convertible Promissory Note with JR-HD Enterprises, III, LLC.	Filed herewith.

10.56	December 14, 2020 Securities Purchase Agreement with GS Capital Partners, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.57	December 14, 2020 Convertible Promissory Note with GS Capital Partners, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.58	February 8, 2021 Securities Purchase Agreement, Warrant Agreement, Convertible Debenture and Registration Rights Agreement with YA II PN, Ltd.	Incorporated by reference to the Company’s Form 8-K filed February 12, 2021.

10.59	November 10, 2021 Placement Agent Agreement, Univest Securities.	Incorporated by reference from the Company’s Form 10-Q filed November 15, 2021.

10.60	November 10, 2021 Registration Rights Agreement, White Lion Capital, LLC	Incorporated by reference from the Company’s Form 10-Q filed November 15, 2021.

10.61	November 10, 2021 Common Stock Purchase Agreement, White Lion Capital, LLC	Incorporated by reference from the Company’s Form 10-Q filed November 15, 2021.

10.62	June 21, 2022 Settlement Agreement and Release with JR-HD Enterprises III, LLC	Filed herewith.

20.01	Amended 2017 Employee and Consultant Stock Ownership Plan.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

31.1	Certification of Chief Executive Officer.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	Inline XBRL Instance Document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2022

ELECTROMEDICAL TECHNOLOGIES INC.

By:	/s/ Matthew Wolfson
Matthew Wolfson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew Wolfson
Matthew Wolfson
Chief Financial Officer
(Principal Financial and Accounting Officer)