Form 10-Q
period 2022-09-30
Electromedical Technologies, Inc
filed 2022-11-14
CIK 1715819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022.

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

On November 11, 2022, 172,884,530 shares of common stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS

ELECTROMEDICAL TECHNOLOGIES, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$458,915	$383,170
Accounts receivable	16,681	35,085
Inventories	117,550	218,510
Prepaid expenses and other current assets	101,194	38,002
Total current assets	694,340	674,767

Property and equipment, net	710,938	727,344
Total assets	$1,405,278	$1,402,111

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$277,085	$214,785
Credit cards payable	43,031	11,283
Accrued expenses and other current liabilities	717,628	317,037
Customer deposits	25,840	—
Convertible promissory notes, net of discount of $592,869 and $723,166, respectively	1,384,327	811,687
Related party notes payable	—	57,875
Long term debt, current portion	31,119	29,502
Total current liabilities	2,479,030	1,442,169

Long-term liabilities:
Bank debt, net of current portion	497,079	518,849
Government debt, net of current portion	153,882	154,429
Other liabilities	11,045	9,167
Total liabilities	3,141,036	2,124,614

Commitments and contingencies (Note 9)	—	—

Stockholders’ deficit
Series A Preferred Stock, $.00001 par value, 1,000,000 shares authorized and 1,000,000 and 500,000 outstanding at September 30, 2022 and December 31, 2021, respectively	365,000	355,000
Series B Preferred Stock, $.00001 par value, 1 share authorized and 0 outstanding	—	—
Common stock, $.00001 par value, 999,000,000 and 250,000,000 shares authorized; 157,950,530 and 87,725,842 shares outstanding at September 30, 2022 and December 31, 2021, respectively	1,577	876
Additional paid-in-capital	21,867,892	20,804,333
Accumulated deficit	(23,970,227)	(21,882,712)
Total stockholders’ deficit	(1,735,758)	(722,503)
Total liabilities and stockholders’ deficit	$1,405,278	$1,402,111

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED SEPT 30,		NINE MONTHS ENDED SEPT 30,
	2022	2021	2022	2021
Net sales	$279,551	$301,157	$726,696	$670,551

Cost of sales	58,008	66,733	170,984	158,065

Gross profit	221,543	234,424	555,712	512,486

Selling, general and administrative expenses	558,919	454,997	1,901,908	2,822,251

Loss from operations	(337,376)	(220,573)	(1,346,196)	(2,309,765)

Other income (expense)
Interest expense	(160,570)	(1,105,069)	(510,417)	(2,937,851)
Change in fair market value of derivative liabilities	—	(1,974,164)	—	(1,436,756)
Other income (expense)	—	—	—	(432)
Forgiveness of debt	—	—	—	50,082
Loss on extinguishment of debt	(460,000)	—	(781,800)	—
Total other expense	(620,570)	(3,079,233)	(1,292,217)	(4,324,957)

Net loss	$(957,946)	$(3,299,806)	$(2,638,413)	$(6,634,722)
Deemed dividend related to warrant resets	(19,780)	(8,396)	(83,161)	(3,748,695)
Net loss attributable to common stockholders	$(977,726)	$(3,308,202)	$(2,721,574)	$(10,383,417)

Weighted average shares outstanding - basic and diluted	146,993,139	54,356,854	119,799,025	39,670,934
Weighted average loss per share - basic and diluted	$(0.01)	$(0.06)	$(0.02)	$(0.26)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

							Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance, December 31, 2021	$355,000	500,000	$876	87,725,842	$20,804,333	$(21,882,712)	$(722,503)

Adoption of ASU2020-06	—	—	—	—	(1,013,414)	634,059	(379,355)

Shares issued for consulting services	—	—	106	10,600,000	356,794	—	356,900

Warrants issued in conjunction with convertible promissory notes	—	—	—	—	142,996	—	142,996

Warrants reset in conjunction with convertible promissory notes	—	—	—	—	63,381	(63,381)	—

Cashless warrant exercises	—	—	51	5,129,725	(51)	—	—

Issuance of common stock for cash	—	—	15	1,500,000	42,751	—	42,766

Stock-based compensation	—	—	—	—	4,703	—	4,703

Net loss	—	—	—	—	—	(1,144,536)	(1,144,536)

Balance, March 31, 2022	$355,000	500,000	$1,048	104,955,567	$20,401,493	$(22,456,570)	$(1,699,029)

Shares issued for consulting services	—	—	30	3,000,000	44,970	—	45,000

Shares issued in conjunction with forbearance of convertible promissory notes	—	—	40	4,000,000	142,760	—	142,800

Convertible promissory notes payable settlement	—	—	267	26,734,801	668,103	—	668,370

Warrants issued in conjunction with debt extinguishment	—	—	—	—	65,000	—	65,000

Cashless warrant exercises	—	—	35	3,550,162	(35)	—	—

Net loss	—	—	—	—	—	(535,931)	(535,931)

Balance, June 30, 2022	$355,000	500,000	$1,420	142,240,530	$21,322,291	$(22,992,501)	$(1,313,790)

Warrants issued in conjunction with convertible promissory notes	—	—	—	—	302,978	—	302,978

Warrants reset in conjunction with convertible promissory notes	—	—	—	—	19,780	(19,780)	—

Cashless warrant exercises	—	—	27	2,710,000	(27)	—	—

Convertible promissory note conversions	—	—	62	6,200,000	154,938	—	155,000

Shares issued for consulting services	—	—	68	6,800,000	67,932	—	68,000

Stock based compensation	10,000	500,000	—	—	—	—	10,000

Net loss	—	—	—	—	—	(957,946)	(957,946)

Balance, September 30, 2022	$365,000	1,000,000	$1,577	157,950,530	$21,867,892	$(23,970,227)	$(1,735,758)

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

							Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance, December 31, 2020	$355,000	500,000	$269	27,175,800	$7,957,860	$(9,631,732)	$(1,318,603)

Shares issued for consulting services	—	—	11	1,084,120	693,815	—	693,826

Warrant issued in conjunction with convertible promissory note	—	—	—	—	420,096	—	420,096

Warrants reset in conjunction with convertible promissory notes	—	—	—	—	510,222	(510,222)	—

Conversion of convertible promissory notes	—	—	10	1,019,113	380,093	—	380,103

Stock-based compensation	—	—	11	1,100,000	604,890	—	604,901

Net loss	—	—	—	—	—	(2,560,384)	(2,560,384)

Balance, March 31, 2021	$355,000	500,000	301	30,379,033	$10,566,976	$(12,702,338)	$(1,780,061)

Warrants reset in conjunction with convertible promissory notes	—	—	—	—	3,230,077	(3,230,077)	—

Conversion of convertible promissory notes	—	—	122	12,161,575	974,192	—	974,314

Shares issued for consulting services	—	—	13	1,250,000	110,387	—	110,400

Net loss	—	—	—	—	—	(774,532)	(774,532)

Balance, June 30, 2021	$355,000	500,000	$436	43,790,608	$14,881,632	$(16,706,947)	$(1,469,879)

Warrants reset in conjunction with convertible promissory notes	—	—	—	—	8,396	(8,396)	—

Conversion of convertible promissory notes	—	—	301	30,136,103	2,938,776	—	2,939,077

Shares issued in conjunction with warrant cancellation	—	—	10	1,000,000	(10)	—	—

Net loss	—	—	—	—	—	(3,299,806)	(3,299,806)

Balance, September 30, 2021	$355,000	500,000	$747	74,926,711	$17,828,794	$(20,015,149)	$(1,830,608)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

	2022	2021
Cash flows from operating activities:
Net loss	$(2,638,413)	$(6,634,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for allowance for doubtful accounts	—	3,495
Stock-based compensation expense	484,603	1,409,127
Depreciation and amortization	16,406	16,406
Forgiveness of debt	—	(49,783)
Loss on extinguishment of debt	781,800	—
Amortization of debt discount and day one derivative loss and warrant expense	367,257	2,785,844
Change in fair value of derivative liabilities- convertible promissory notes	—	1,436,756
Change in operating assets and liabilities:
Other	—	2,839
Accounts receivable	18,404	(16,732)
Inventories	100,960	(151,194)
Prepaid expenses and other current assets	(63,192)	261,924
Other assets	—	7,000
Accounts payable	62,300	(11,350)
Credit cards payable	31,748	(8,941)
Accrued expenses and other current liabilities	70,171	75,083
Customer deposits	25,840	(26,384)
Other liabilities	1,878	(5,441)
Net cash used in operating activities	(740,238)	(906,073)

Cash flows from financing activities:
Repayments on bank debt	(20,700)	(19,684)
Related party notes payable-net	(57,875)	(99,000)
Issuance of convertible promissory notes	1,545,140	937,500
Repayments on convertible promissory notes	(693,348)	—
Repayments on notes payable	—	(12,846)
Issuance of common stock for cash - net	42,766	—
Net cash provided by financing activities	815,983	805,970

Net (decrease) increase in cash and cash equivalents	75,745	(100,103)

Cash and cash equivalents, beginning of period	383,170	264,913

Cash and cash equivalents, end of period	$458,915	$164,810

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$89,079	$29,625
Income taxes	$—	$—

Non-cash investing and financing activities:

January 1, 2022 adoption of ASU2020-06	$379,355	$—
Warrants, common stock and beneficial conversion feature issued in conjunction with convertible promissory notes	$653,774	$420,096
Derivative liabilities issued in conjunction with convertible promissory notes	$—	$1,197,607
Conversion of convertible promissory notes, derivative liabilities and accrued interest into shares of common stock	$823,370	$4,290,655

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

NOTE 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The accompanying unaudited financial statements of Electromedical Technologies, Inc. have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Rule 8-03 of Regulation S-X. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These interim financial statements should be read in conjunction with the audited annual financial statements of the Company as of and for the year ended December 31, 2021. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year.

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

Going Concern

Since inception, the Company has incurred approximately $20.2 million of accumulated net losses. In addition, during the nine months ended September 30, 2022, the Company used $740,238 in operations, and as of September 30, 2022, the Company had a working capital deficit of $1,784,690. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all of its obligations as they come due for the next 12 months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.

As a result, there is significant uncertainty whether the Company will continue as a going concern and, therefore, whether it will realize its assets and settle its liabilities and commitments in the normal course of business and at the amounts stated in the financial statements.

Accordingly, no adjustments have been made to the financial statements relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might be necessary should the entity not continue as a going concern. At this time, management is of the opinion that no asset is likely to be realized for an amount less than the amount at which it is recorded in the financial statements as of September 30, 2022.

Revenue Recognition

Revenues are recognized when performance obligations are satisfied through the transfer of promised goods to the Company’s customers. Control transfers upon shipment of product and when the title has been passed to the customers. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue is recorded net of sales taxes collected from customers on behalf of taxing authorities, allowance for estimated returns, chargebacks, and markdowns based upon management’s estimates and the Company’s historical experience. The Company’s liability for sales return refunds is recognized within other current liabilities, and an asset for the value of inventory which is expected to be returned is recognized within other current assets on the balance sheets. The Company generally allows a 30 day right of return to its customers. As of both September 30, 2022 and December 31, 2021, the sales returns allowance was $6,990.

Certain larger customers pay in advance for future shipments. These advance payments totaled $25,840 and $0 at September 30, 2022 and December 31, 2021, respectively, and are recorded as customer deposits in the accompanying balance sheets. Revenue related to these advance payments is recognized upon shipment to the distributor or the end-customer.

At the completion of the initial three-year warranty, the Company sells extended warranties for periods ranging from one to three years. Revenue is recognized on a straight-line basis over the term of the contract. At September 30, 2022 and December 31, 2021, deferred revenue of $26,408 and $28,252, respectively, is recorded in connection with these extended warranties.

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

Significant customer sales greater than 10% as a percentage of total sales are as follows:

	THREE MONTHS ENDED SEPT 30,		NINE MONTHS ENDED SEPT 30,
	2022	2021	2022	2021
Customer A	26.1%	18.5%	22.0%	17.0%
Customer B	13.7%	13.5%	15.2%	13.1%
Customer C	—	18.3%	—	12.8%
Customer D	—	—	—	—

Amounts due these customers totaled $13,718 and $13,300 at September 30, 2022 and December 31, 2021, respectively for commissions and reimbursements. Amounts due from these customers totaled $0 and $4,575 at September 30, 2022 and December 31, 2021, respectively. Customer deposits on hand from these customers totaled $25,840 and $0 at September 30, 2022 and December 31, 2021, respectively. The loss of these customers would have a significant impact on the operations and cash flows of the Company.

The Company’s supplier concentrations expose the Company to business risks, which the Company mitigates by attempting to diversify its supply chain. Significant supplier purchases as a percentage of total inventory purchases are as follows:

	THREE MONTHS ENDED SEPT 30,		NINE MONTHS ENDED SEPT 30,
	2022	2021	2022	2021
Supplier A	—	—	45.8%	95.9%
Supplier B	20.3%	38.5%	15.0%	—
Supplier C	64.2%	61.5%	23.8%	—

There were no amounts outstanding due these suppliers at September 30, 2022 and December 31, 2021. The loss of key vendors may have a significant impact on the operations and cash flows of the Company.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined based on the first-in, first-out cost flow assumption (“FIFO”) while market is determined based upon the estimated net realizable value less an allowance for selling and distribution expenses and a normal gross profit. The Company evaluates the need for inventory reserves associated with obsolete, slow moving, and non-sellable inventory by reviewing estimated net realizable values on a periodic basis. As of September 30, 2022 and December 31, 2021, the Company believes there are no excess and obsolete inventories and accordingly, did not record an inventory reserve. Inventories consist of purchased finished goods.

Sales Taxes

Sales taxes for the nine months ended September 30, 2022 and 2021, were recorded on a net basis. Included in accrued expenses at both September 30, 2022 and December 31, 2021 is approximately $61,000 related to sales taxes.

Warranty

The Company warranties the sale of most of its products and records an accrual for estimated future claims. The standard warranty is typically for a period of three years. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The Company recorded a liability as of September 30, 2022 and December 31,2021 of $13,109 and $14,828, respectively. The expense is included in cost of sales in the statements of operations and within accrued expenses on the accompanying balance sheets.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of September 30, 2022 and December 31, 2021, diluted net loss per share is the same as basic net loss per share for each period.

Conversion of outstanding warrants, stock options and convertible promissory notes at September 30, 2022 may result in an estimated 170.0 million additional shares of common stock outstanding.

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

NOTE 3.PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30,	December 31,
	2022	2021
Building	$875,000	$875,000
Furniture and equipment	24,987	24,987
	899,987	899,987
Less: accumulated depreciation and amortization	(189,049)	(172,643)
	$710,938	$727,344

Depreciation and amortization expense related to property and equipment was $5,469 and $16,406 for both the three and nine -month periods ended September 30, 2022 and 2021, respectively. Depreciation and amortization are included in selling, general and administrative expenses on the accompanying statements of operations.

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

Related Party Notes Payable

On December 1, 2021, the Company entered into a settlement agreement with the related party to repay the then remaining balance of $231,500 plus $18,370 in accrued interest. Under the terms of the agreement, the total is to be settled in cash of $125,620 divided into two payments and 2,000,000 shares of Company common stock at a conversion price of $0.062 per share. Cash payments totaling $158,875, were made in 2021, with the remaining principal balance of $57,875 paid in January 2022. Interest expense totaled $0 and $7,561 for the three months ended September 30, 2022 and 2021, respectively. Interest expense totaled $78 and $14,182 for the nine months ended September 30, 2022 and 2021, respectively.

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

In June 2022, the Company entered into a settlement agreement with the above lender to convert the outstanding convertible notes payable of $617,353 and accrued interest of $51,017 into 26,734,801 restricted shares of the Company’s common stock at a price of $0.025 per share as dictated by the terms of the notes. Under the terms of the settlement agreement, the number of shares of common stock to be issued under the earlier forbearance agreement was reduced to 4,000,000 and recorded as a reduction of $142,800 in the extinguishment of debt resulting in a total loss for the nine months ended September 30, 2022 of $62,800. If, upon the one-year anniversary of the effective date, the lender and its designees have beneficial ownership over the settlement payment shares, and the closing price of the Company’s common stock as reported on the OTC Markets is less than $0.025 per share, then for a period of thirty (30) days after the one-year anniversary, the lender and its designees shall have the right to elect, and the Company shall have the obligation, to issue additional shares to the lender and its designees. If, for a period of two years from the effective date, the Company issues, sells or grants any option to purchase, or sells or otherwise disposes of, or sells or issues any common stock or other securities convertible into, exercisable for, or otherwise entitle any person or entity the right to acquire, shares of Common Stock at an effective price per share less than $0.025 (such lower price a “Dilutive Issuance”), then the price per share used to calculate the settlement payment shares shall be reduced to the lower price.  Convertible promissory notes issued to an investor in September 2022, resulted in a recalculation of the number of shares originally issued as the settlement payment.  Additional shares totaling 17,823,171 are to be issued and have been accounted for as an extinguishment of debt resulting in a loss of $415,000 which has been recorded as other expense in the accompanying statement of operations and as an accrued expense in the accompanying balance sheet.

In April 2022, the Company entered into an agreement with one of its lenders to push back the allowable conversion date of a convertible note payable totaling $500,000. In conjunction with the agreement, the Company issued the lender 2,500,000 warrants at an exercise price of $0.025 and with a 5-year maturity. See Note 8.

During the nine months ended September 30, 2022, the Company issued convertible promissory notes to certain investors totaling $1,859,480 with net proceeds of $1,545,140. Original issue discount totaling $185,580, loan costs totaling $128,760 and the fair value of warrants issued or to be issued to third party advisors of $110,552 have been recorded as a discount on the notes. The notes accrue interest at 12% per annum and have initial conversion prices of $0.015-$0.025 subject to adjustment and mature nine months to one year from issuance. As additional consideration for the financings, the Company issued the lenders three to five-year warrants to purchase a total of 21,000,000 shares of common stock at an initial price of $0.025 per share, and three to five-year trigger warrants to purchase a total of 173,000,000 shares of common stock at $0.015- $0.025 per share, subject to price adjustments for certain actions, including dilutive issuances. The relative fair value of the warrants totaling $385,422 has been recorded as a discount on the notes. The trigger warrants may only be exercised if the convertible promissory notes are not paid in full at the maturity dates. The warrants do not provide for registration rights. See Note 8.

During the nine months ended September 30, 2022, lenders converted principal totaling $106,000 plus accrued interest into 6,200,000 shares of common stock.

During the nine months ended September 30, 2022, the subsequent issuance of convertible promissory notes with certain terms and warrant exercises triggered a conversion price reset on the pre-existing convertible promissory notes to $0.015 per share. See Note 8.

The aggregate of convertible promissory notes is as follows:

	September 30,	December 31,
Convertible promissory notes	2022	2021
Principal balance	$1,977,196	$1,534,853
Debt discount balance	(592,869)	(723,166)
Net Notes balance	$1,384,327	$811,687

The Net Notes balance at September 30, 2022 is comprised of the following:

	Principal	Debt Discount	Net
Pre 2020	$50,000	$—	$50,000
October 2021	101,475	—	101,475
February 2022	307,500	(59,673)	247,827
March 2022	307,500	(68,855)	238,645
July 2022	138,721	(14,114)	124,607
August 2022	176,000	(73,000)	103,000
September 2022	896,000	(377,227)	518,773
	$1,977,196	$(592,869)	$1,384,327

The Net Notes balance at December 31, 2021 is comprised of the following:

	Principal	Debt Discount	Net
Pre 2020	$50,000	$—	$50,000
July 2020	57,500	—	57,500
August 2020	215,000	—	215,000
September 2020	107,500	—	107,500
November 2020	244,853	(20,000)	224,853
December 2020	110,000	(15,000)	95,000
October 2021	750,000	(688,166)	61,834
	$1,534,853	$(723,166)	$811,687

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

Bank Debt

In September 2015, the Company entered into a credit agreement for a $700,000 term loan with a financial institution. Payment terms consist of monthly payments in arrears of $3,547 for the first year outstanding. The monthly payment then increases to $4,574 until the term loan matures on September 30, 2025, in which the remaining unpaid principal balance and accrued interest is due. The interest rate for the first year was 1.99% per annum and increased to 4.95% per annum for the remaining life of the term loan. The term loan is collateralized by a deed of trust in the office building. The proceeds were used to purchase a building for which the Company’s operations are located. The net principal balance outstanding on the term loan at September 30, 2022 and December 31, 2021 was $526,180 and $546,880, respectively. The term loan is personally guaranteed by the Company’s CEO.

The long-term debt agreements do not contain any financial covenants.

NOTE 6.RELATED PARTY TRANSACTIONS

The Company repaid the remaining principal balance of $57,875 of its related party notes payable in January 2022.

In June 2022, the Company entered into a one-year independent director agreement in conjunction with the appointment of a new member to its Board of Directors. The agreement requires the Company to issue the director $5,000 worth of registered shares for each month of service as compensation. Compensation expense totaling $20,000 has been accrued as of September 30, 2022. On November 2, 2022, the Company issued 1,658,999 shares as payment for the $20,000 in director compensation. The Company previously entered into a consulting agreement with this director for $60,000. During the nine months ended September 30, 2022, the Company settled the $60,000 liability by issuing 6,000,000 shares of its common stock. In addition, the Company issued the director 800,000 shares as payment for certain marketing funds advanced totaling $8,000. See Note 7.

The Company paid the Company’s CEO a bonus of $91,099 and $61,930 during the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2021, the Company also paid the Company’s CEO $20,978 towards the balance of the 2019 signing bonus.

The Company repaid $99,000 during the nine months ended September 30, 2021 of related party notes payable.

In February 2021, the Company issued 1,100,000 shares of common stock to the Company’s CEO as compensation at $0.5499 per share. See Note 7.

In September 2022, the Company issued 500,000 shares of its Series A Preferred Stock to the Company’s CEO as compensation at $0.02 per share. See Note 7.

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

During the nine months ended September 30, 2021, the Company issued 2,334,120 shares of common stock at prices ranging from $0.085 to $0.64 per share, in conjunction with agreements for financial and strategic advisory consulting services. The fair market value of the shares totaling $804,226 was determined based the on the Company’s closing price at the date of issuance. The value of the compensation has been recorded in selling, general and administrative expenses in the Company’s statement of operations.

In January and February 2022, the Company sold 1,500,000 shares of common stock at prices ranging from $0.0259- $0.0353 under a stock purchase agreement with net proceeds totaling $42,766.

In March, 2022, the Company’s board of directors approved a resolution to amend the Company’s Certificate of Incorporation to increase the Company’s authorized common shares authorized from 250,000,000 to 500,000,000. In September 2022, the Company’s board of directors approved a resolution to amend the Company’s Certificate of Incorporation to increase the Company’s authorized common shares from 500,000,000 to 999,000,000.

In September 2022, the Company issued 500,000 shares of its Series A Preferred Stock to the Company’s CEO as compensation at $0.02 per share or $10,000. The value of the compensation has been recorded in selling, general and administrative expenses in the Company’s statement of operations. The fair market value of the shares was determined based the on the Company’s closing price on the date of issuance.

During the nine months ended September 30, 2022, the Company issued 19,600,000 shares of common stock, at prices ranging from $0.01-$0.035 per share, in conjunction with agreements for financial and strategic advisory consulting services. The fair market value of the shares totaling $461,900 was determined based on the Company’s closing price on the dates of issuance and has been recorded as selling, general and administrative expense in the Company’s statement of operations. One of the agreements for which 3,000,000 shares were issued, provides for anti-dilution rights to secure the consultant’s original ownership percentage. Additional shares totaling 2,000,000 are to be issued and have been accounted for as an extinguishment of debt resulting in a loss of $45,000 which has been recorded as other expense in the accompanying statement of operations and as an accrued expense in the accompanying balance sheet.

In addition, the Company issued a member of its board of directors 800,000 shares as payment for certain marketing funds advanced totaling $8,000. See Note 6.

During the nine months ended September 30, 2022, certain lenders exercised 14,249,999 of cashless warrants at $0.025 per share issuing 11,389,887 shares of common stock.

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

No options were granted during the nine months ended September 30, 2022 nor the year ended December 31, 2021.

The Company recorded pretax stock compensation expense of $0 and $4,703 during both the three and nine-month periods ended September 30, 2022. No pretax stock compensation expense was recorded in 2021. Stock-based compensation is included in selling, general, and administrative expense in the accompanying statements of operations. Stock-based compensation expense is based on awards ultimately expected to vest.

Warrants

During the nine months ended September 30, 2022, the Company issued warrants to purchase 21,000,000 shares of the Company’s common stock in conjunction with various convertible promissory notes. See Note 4. The warrants entitle the holders to each purchase shares of the Company’s common stock at an initial exercise price of $0.025 per share. The warrants expire in three to five years.

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

The Company valued the warrants using a Black Scholes Merton pricing model and recorded the warrants as a reduction of the notes included in the debt discount balance. The following table summarizes the assumptions used in the valuation model to determine the fair value of the warrants:

Fair Value of Common Share	$0.0233-0.0380
Exercise Price	$0.025
Risk Free Rate	1.35-3.57%
Expected Life (Yrs.)	3.0- 5.0
Volatility	154.1-162.3%

The relative fair value of the warrants of $385,422 has been recorded as a discount on the notes. In addition, the Company issued three to five-year trigger warrants with the convertible promissory notes to purchase a total of 173,000,000 shares of common stock at $0.015- $0.025 per share, subject to price adjustments for certain actions, including dilutive issuances. The trigger warrants may only be exercised if the convertible promissory notes are not paid in full at the maturity dates. The warrants do not provide for registration rights.

The Company is required to issue warrants in conjunction these convertible debt financings to third-party financial advisors. In accordance with the terms of the advisory agreements, such warrants shall equal 6%-8% of equity securities sold in the financings. The fair value of 1,812,843 warrants to be issued of $50,000 has been accrued and recorded as a discount on the notes. The fair value of 2,780,690 warrants issued of $60,552 has been recorded as a discount on the note

In April 2022, the Company entered into an agreement with one of its lenders to push back the allowable conversion date of a convertible note payable totaling $500,000. In conjunction with the agreement, the Company issued the lender 2,500,000 warrants at an exercise price of $0.025 and with a 5-year maturity. The fair value of the warrants of $65,000 and the unamortized debt discount on the note have been accounted for as an extinguishment of debt resulting in a loss of $259,000 which has been recorded as other expense in the accompanying statement of operations.

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

The following table summarizes the information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable at September 30, 2022:

Date Issued	Exercise Price	Number Outstanding	Expiration Date
December 1, 2018	$0.015	169,500	December 1, 2023
May 1, 2020	$0.52	100,000	May 1, 2025
October 1, 2021	$0.015	9,000,000	October 1, 2026
October 17, 2021	$0.015	450,000	October 17, 2024
March 10, 2022	$0.015	3,000,000	March 10, 2027
August 10, 2022	$0.015	3,000,000	August 10, 2027
September 15, 2022	$0.025	12,000,000	September 15, 2025
September 29, 2022	$0.0232	2,780,690	September 29, 2027
		30,500,190

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
		18,468,499

During the nine months ended September 30, 2022, the subsequent issuance of convertible promissory notes with certain terms and convertible promissory note conversions triggered the warrant reset feature on certain previously issued warrants. The resets for all outstanding warrants were recorded as a reduction to retained earnings and in an increase to additional paid-in-capital of $83,161.

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

In October 2022, the Company amended its settlement agreement with a previous convertible note holder and issued the previous holder 4,000,000 shares of common stock at $0.025 per share.

As of November 11, 2022 the Company issued 1,658,999 shares of common stock to a member of its board of directors as compensation. See Note 6.

As of November 11, 2022, holders of convertible promissory notes converted principal of $80,902 and accrued interest and fees totaling $30,098 into 7,400,000 shares of common stock.

As of November 11, 2022, the Company issued a five-year warrant for 336,843 shares at an exercise price of $0.038 per share to one of its financial advisors in conjunction with the August 2022 issuance of a convertible promissory note. See Note 4.

As of November 11, a lender exercised 3,000,000 of cashless warrants at $0.015 per share issuing 1,875,000 shares of common stock.

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

Results of Operations

Overview and Financial Condition

Going Concern

Since inception, the Company has incurred approximately $20.2 million of accumulated net losses. In addition, during the nine months ended September 30, 2022, the Company used $740,238 in operations and had a working capital deficit of $1,784,690. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all of its obligations as they come due for the next twelve months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.

As a result, there is significant uncertainty whether the entity will continue as a going concern and, therefore, whether it will realize its assets and settle its liabilities and commitments in the normal course of business and at the amounts stated in the financial statements.

Accordingly, no adjustments have been made to the financial statements relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might be necessary should the entity not continue as a going concern. At this time, management is of the opinion that no asset is likely to be realized for an amount less than the amount at which it is recorded in the financial statements at September 30, 2022.

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

The following table sets forth the unaudited results of our operations for the three months ended September 30,

	2022	2021
Net Sales	$279,551	$301,157
Cost of goods sold:	58,008	66,733
Gross profit	221,543	234,424
Operating Expenses	558,919	454,997

Loss from operations	(337,376)	(220,573)
Other expense	(620,570)	(3,079,233)
Net Loss	$(957,946)	$(3,299,806)

Operating Results

July 1, 2022 through September 30, 2022 Compared to July 1, 2021 through September 30, 2021

Our sales totaled $279,551 for the three months ended September 30, 2022 and $301,157 for the three months ended September 30, 2021, a decrease of $21,606 or 7%. The decrease was due to fewer unit sales.

Cost of sales and gross margins for the three months ended September 30, 2022 and for the three months ended September 30, 2021 were $58,008 and 79% and $66,733 and 78%, respectively. Our cost of sales consists of the cost of materials and distribution expenses. Cost of sales and gross margins are affected by product mix as well as the mix in the level of sales between commissioned agents and distributors.

The following table sets forth the operating expenses for the three months ended September 30:

	2022	2021	Change
Sales and marketing	$19,221	$8,309	$10,912
Commissions	56,020	61,663	(5,643)
Payroll related	229,748	203,215	26,533
Consulting and professional fees	159,676	130,343	29,333
Research and development	15,000	9,843	5,157
Other operating expenses	79,254	41,624	37,630
	$558,919	$454,997	$103,922

The following table sets forth the stock- based compensation expense included in the above operating expenses for the three months ended September 30:

	2022	2021	Change
Sales and marketing	$8,000	—	8,000
Commissions	—	—	—
Payroll related	10,000	—	10,000
Consulting and professional fees	35,000	—	35,000
Research and development	—	—	—
Other operating expenses	—	—	—
	53,000	$—	$53,000

Selling, general and administrative expenses consist primarily of payroll related expenses, commissions, consulting and professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $558,919 for the three months ended September 30, 2022 and $454,997 for the three months ended September 30,2021 an increase of $103,922 or about 23%. The change is primarily due to increases in sales and marketing, payroll related, consulting and professional fees and other operating expenses. The increase in sales and marketing is primarily related to trade show costs as the Company resumes attendance. The increase in payroll related costs reflects the hiring of a new sales director, stock issued to the Company’s CEO, partially offset by a decrease in cash bonus paid to the Company’s CEO. The increase in consulting in professional fees reflects stock issued to a member of the Company’s board of directors under a consulting agreement. Other operating expenses in the three months ended September 30, 2022 include increased public company insurance premiums and increased travel for sales and marketing efforts.

Other expense decreased by $2,458,663 primarily due to the change in fair market value of derivative liabilities and a decrease in interest expense, partially offset by a loss on extinguishment of debt The decrease in interest expense reflects a decrease in the amortization of debt discount related to debt conversions and maturities that occurred since June 2021 as well as no day 1 derivative loss for newly incurred debt in the 2022 period, as compared to the 2021 period. All derivative liabilities were settled as of December 31, 2021. The loss on extinguishment of debt of $460,000 is the result of additional shares to be issued in conjunction with previously settled convertible notes payable and a consulting agreement.

As a result of the foregoing, we recorded a net loss of $957,946 for the three months ended September 30, 2022, compared to a net loss of $3,299,806 for the three months ended September 30, 2021. The decrease in net loss is primarily attributed to the decrease in interest expense and change in fair market value of derivative liabilities, partially offset by the loss on extinguishment of debt and increased operating expenses.

The following table sets forth the unaudited results of our operations for the nine months ended September 30:

	2022	2021
Net Sales	$726,696	$670,551
Cost of goods sold:	170,984	158,065
Gross profit	555,712	512,486
Operating Expenses	1,901,908	2,822,251

Loss from operations	(1,346,196)	(2,309,765)
Other expense	(1,292,217)	(4,324,957)
Net Loss	$(2,638,413)	$(6,634,722)

January 1, 2022 through September 30, 2022 Compared to January 1, 2021 through September 30, 2021

Our sales totaled $726,696 for the nine months ended September 30, 2022 and $670,551 for the nine months ended September 30, 2021. The increase is primarily related to an increase in units sold.

Cost of sales and gross margins for the nine months ended September 30, 2022 and for the nine months ended September 30, 2021 were $170,984 and 76% and $158,065 and 76%, respectively. Our cost of sales consists of the cost of materials and distribution expenses. Cost of sales and gross margins are affected by product mix as well as the mix in the level of sales between commissioned agents and distributors.

The following table sets forth the operating expenses for the nine months ended September 30:

	2022	2021	Change
Sales and marketing	$25,319	$82,676	$(57,357)
Commissions	143,267	150,303	(7,036)
Payroll related	691,501	1,161,132	(469,631)
Consulting and professional fees	831,601	1,161,082	(329,481)
Research and development	45,000	152,064	(107,064)
Other operating expenses	165,220	114,994	50,226
	$1,901,908	$2,822,251	$(920,343)

The following table sets forth the stock- based compensation expense included in the above operating expenses for nine months ended September 30:

	2022	2021	Change
Sales and marketing	$8,000	$—	$8,000
Commissions	—	—	—
Payroll related	14,703	604,890	(590,187)
Consulting and professional fees	461,900	804,237	(342,337)
Research and development	—	—	—
Other operating expenses	—	—	—
	$484,603	$1,409,127	$(924,524)

Selling, general and administrative expenses consist primarily of payroll related expenses, commissions, consulting and professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $1,901,908 for the nine months ended September 30, 2022 and $2,822,251 for the nine months ended September 30, 2021, a decrease of $920,343 or about 33%. The change is primarily due to decreases in stock-based compensation expense of $924,524, research and development costs of $107,064 and marketing costs of $49,357, partially offset by non -stock-based compensation related increases in payroll related costs of $120,556 and other operating expenses of $50,226. Stock-based compensation expense for the nine months ended September 30, 2021, includes $804,237 related to third party agreements for financial and strategic advisory services and $604,890 related to shares of common stock issued to the Company’s CEO as compensation. Stock-based compensation expense for the nine months ended September 30, 2022, includes $461,900 related to third party agreements for financial and strategic advisory services and $10,000 for shares of Series A preferred stock issued to the Company’s CEO as compensation.

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

The non -stock-based compensation increase in payroll related costs consists primarily of additional employee headcount and an increase in bonus paid to the Company’s CEO of approximately $29,000. The non-stock-based compensation increase in other operating expenses relates primarily to costs associated public company insurance premiums and increased travel for sales and marketing efforts.

Other expense decreased by $3,032,740 primarily due to a decrease in interest expense of $2,427,434, and a decrease in gain in the change in fair market value of derivative liabilities of $1,436,756, partially offset by a loss on extinguishment of debt of $781,800. The decrease in interest expense reflects a decrease in the amortization of debt discount related to debt conversions and maturities that occurred since June 2021 as well as no day 1 derivative loss for newly incurred debt in the 2022 period, as compared to the 2021 period. All derivative liabilities were settled as of December 31, 2021.

As a result of the foregoing, we recorded a net loss of $2,638,413 for the nine months ended September 30, 2022, compared to a net loss of $6,634,722 for the nine months ended September 30, 2021. The decrease in net loss is primarily attributed to the decrease in other expense, the decrease in selling, general and administrative expenses and increased gross profit.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2022 our cash and cash equivalents increased by $75,745 reflecting cash used in operations of $740,238, offset by net proceeds from financing activities of $815,983. At September 30, 2022, the Company had a working capital deficit of $1,784,690 and cash on hand of $458,915. During the nine months ended September 30, 2021, our cash and cash equivalents decreased by $100,103, reflecting cash provided by financing activities of $805,970, offset by cash used in operations of $906,073.

Operating Activities

Cash flows used in operating activities totaled $740,238 for the nine months ended September 30,2022 as compared to cash flows used of $906,073 for the nine months ended September 30, 2021. The change in cash flows used in operating activities is primarily the result of a decrease in inventory purchases, increases in accounts payable and accrued liabilities as well as a decrease in the loss from operations.

Financing Activities

Cash flows provided by financing activities totaled $815,983 for the nine months ended September 30, 2022 as compared to $805,970 for the nine months ended September 30, 2021. The cash flows provided in the 2022 period reflect $1,545,140 in net proceeds from convertible promissory notes and $42,766 from the sale of common stock, partially offset by repayment of convertible promissory notes and related party notes payable totaling $751,223. The cash flows provided in the 2021 period are primarily the result of $937,500 in net proceeds from convertible promissory notes partially offset by related party notes payable repayments totaling $99,000.

During the nine months ended September 30, 2022, the Company issued convertible promissory notes to certain investors totaling $1,859,480 with net proceeds of $1,545,140. Original issue discount totaling $185,580, loan costs totaling $128,760 and the fair value of warrants issued or to be issued to third party advisors of $110,602 have been recorded as a discount on the notes. The notes accrue interest at 12% per annum and have initial conversion prices of $0.015-$0.025 subject to adjustment and mature nine months to one year from issuance. As additional consideration for the financings, the Company issued the lenders three to five-year warrants to purchase a total of 21,000,000 shares of common stock at an initial price of $0.025 per share, and three to five-year trigger warrants to purchase a total of 173,000,000 shares of common stock at $0.015- $0.025 per share, subject to price adjustments for certain actions, including dilutive issuances. The relative fair value of the warrants totaling $385,422 has been recorded as a discount on the notes. The trigger warrants may only be exercised if the convertible promissory notes are not paid in full at the maturity dates. The warrants do not provide for registration rights.

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

As of the period ended September 30, 2022, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures, to determine the existence of any material weaknesses or significant deficiencies. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Based on this evaluation, the Company’s management concluded its internal controls over financial reporting were not effective as of September 30, 2022. The ineffectiveness of the Company’s internal control over financial reporting was due to the following identified material weaknesses and significant deficiencies:

Material Weakness

Management identified the following material weaknesses:

●	we do not have an Audit Committee – While not being legally obligated to have an Audit Committee, it is the management’s view that such a committee, including a financial expert board member, is an utmost important entity level control of the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.
●	we have not performed a risk assessment and mapped our processes to control objectives.
●	we have not implemented comprehensive entity-level internal controls.
●	we have not implemented adequate system and manual controls; and
●	we do not have sufficient segregation of duties.

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

On August 8, 2022, the Company issued 1,700,000 common shares to Mast Hill Fund, LP from its exercise of a warrant dated October 13, 2021. The issuance to Mast Hill Fund, LP was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mast Hill Fund, LP was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mast Hill Fund, LP full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mast Hill Fund, LP acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On September 2, 2022, the Company issued 2,000,000 common shares to Mast Hill Fund, LP from its exercise of a warrant dated October 13, 2021. The issuance to Mast Hill Fund, LP was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mast Hill Fund, LP was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mast Hill Fund, LP full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mast Hill Fund, LP acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On September 29, 2022, the Company issued 6,800,000 common shares to Execute to Win, LLC for its consulting, coaching and collaboration to identify and improve the Company's organizational and performance related efficiencies. The issuance to Execute to Win was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. The Company provided and made available to Execute to Win full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Execute to Win acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 3, 2022, the Company issued 2,000,000 common shares to Mast Hill Fund, LP from its exercise of a warrant dated October 13, 2021. The issuance to Mast Hill Fund, LP was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mast Hill Fund, LP was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mast Hill Fund, LP full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mast Hill Fund, LP acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 6, 2022, the Company issued 4,000,000 common shares to JR-HD Enterprises III, LLC and its membership pursuant to an amended settlement agreement. The issuance to JR-HD Enterprises III, LLC was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. JR-HD Enterprises III, LLC was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to JR-HD Enterprises III, LLC and its membership full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. JR-HD Enterprises III, LLC and its membership acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

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

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.	Description of Exhibit	Location

3.1	Certificate of Incorporation.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.2	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 9, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.3	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on July 9, 2020 increasing authorized common stock to 50 million shares.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.4	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on November 1, 2019 designating Series A Preferred Shares.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.5	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on August 23, 2017 converting from a limited liability company to a C corporation.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

3.6	Corporate Bylaws.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

4(vi)	Description of Securities	Incorporated by reference to the Company’s Form 8a-12g filed August 5, 2020.

10.1	Employment Contract; Matthew Wolfson Chief Executive Officer, as amended.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.2	Rule 10b5-1 Sales Plan – Wolfson	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.3	Agility Warrant Agreement, December 1, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.4	Agility Warrant Agreement, May 1, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.5	E-Business International, Inc. Stock Purchase Agreement, November 29, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.6	E-Business International, Inc. Stock Purchase Agreement Product Development, November 29, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.7	Consulting Agreement, Brenda Andrews, July 1, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.8	Consulting Agreement, Blue Ridge Enterprises, July 9, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.9	Consultant Agreement and directors resolution, October 21, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.10	Stock Purchase Agreement Stephanie Campbell, March 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.11	Stock Purchase Agreement Petar Gajic, March 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.12	Consent Action for Iakovos Tsakalidis Issuance, October 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.13	Option Agreement Kishkovskiy, March 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.14	Stock Purchase Agreement, Kelly Lauren Myers, March 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.15	Consent Action Nikolai Ogorodnikov Issuance October 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.16	Options Agreement Alexander Pedenko June 20, 2019	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.17	Consent Action PYP Enterprises July 1, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.18	Consulting Agreement PYP Enterprises, July 1, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.19	Stock Purchase Agreement Nicholas Rosin, March 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.20	KISS Agreement Blue Ridge Enterprises, LLC, July 6, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.21	Convertible Promissory Note Luis Lu December 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.22	Consulting Agreement Robert L. Hymers III, February 11, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.23	Consulting Agreement Redstone Communications, LLC, February 27, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.24	Sales Agreement Edgar Villanueva, October 25, 2017.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.25	Consent Action for Iakovos Tsakalidis, October 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.26	Consent Action for Nikolai Ogorodnikov, October 25, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.27	Amendment to KISS Agreement, March 22, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.28	Convertible Promissory Note, Ben and Carol Howden, May 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.29	Notice of Conversion - Howden, October 24, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.30	Taubman Subscription Agreement, October 31, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.31	Consent Action for Gene Taubman, October 31, 2018.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.32	Consulting Agreement, Robert L. Hymers III, February 11, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.33	Amended Consulting Agreement, Robert L. Hymers III, June 28, 2019.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.34	Stock Purchase Agreement dated June 15, 2020 with Pro Active Partners.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.35	Stock Purchase Agreement dated June 4, 2020 with Vista Capital Investments, LLC.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.36	Convertible Promissory Note dated June 4, 2020 with Vista Capital Investments, LLC.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.37	Warrant Issued to Vista Capital Investments, LLC dated June 4, 2020.	Incorporated by reference to the Company’s Form S-1/A-4 filed on July 20, 2020.

10.38	July 21, 2020 Convertible Promissory Note with JRD-HD Enterprises III, LLC.	Previously filed.

10.39	July 21, 2020 Securities Purchase Agreement with JRD-HD Enterprises III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.40	August 4, 2020 Note Purchase Agreement with JRD-HD Enterprises III, LLC.	Incorporated by reference to the Company’s Form 8a-12g filed August 5, 2020.

10.41	August 4, 2020 8% Convertible Note with JRD-HD Enterprises III, LLC.	Previously filed.

10.42	August 11, 2020 10% Convertible Promissory Note with Redstart Holdings Corp.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.43	August 11, 2020 Securities Purchase Agreement with Redstart Holdings Corp.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.44	September 3, 2020 Convertible Promissory Note JR-HD Enterprises, III, LLC.	Previously filed.

10.45	September 3, 2020 Note Purchase Agreement with JR-HD Enterprises, III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.46	September 8, 2020 10% Convertible Promissory Note with Redstart Holdings Corp.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.47	September 8, 2020 Securities Purchase Agreement with Redstart Holdings Corp.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.48	September 28, 2020 Convertible Promissory Note with JSJ Investments, Inc.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.49	October 22, 2020 Convertible Promissory Note with Redstart Holdings Corp.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.50	November 3, 2020 Securities Purchase Agreement with JR-HD Enterprises, III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.51	November 3, 2020 Convertible Note with JR-HD Enterprises, III, LLC.	Previously filed.

10.52	December 1, 2020 Convertible Note with Jefferson Street Capital, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.53	December 1, 2020 Securities Purchase Agreement with Jefferson Street Capital, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.54	December 3, 2020 Securities Purchase Agreement with JR-HD Enterprises, III, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.55	December 3, 2020 Convertible Promissory Note with JR-HD Enterprises, III, LLC.	Previously filed.

10.56	December 14, 2020 Securities Purchase Agreement with GS Capital Partners, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.57	December 14, 2020 Convertible Promissory Note with GS Capital Partners, LLC.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

10.58	February 8, 2021 Securities Purchase Agreement, Warrant Agreement, Convertible Debenture and Registration Rights Agreement with YA II PN, Ltd.	Incorporated by reference to the Company’s Form 8-K filed February 12, 2021.

10.59	November 10, 2021 Placement Agent Agreement, Univest Securities.	Incorporated by reference from the Company’s Form 10-Q filed November 15, 2021.

10.60	November 10, 2021 Registration Rights Agreement, White Lion Capital, LLC	Incorporated by reference from the Company’s Form 10-Q filed November 15, 2021.

10.61	November 10, 2021 Common Stock Purchase Agreement, White Lion Capital, LLC	Incorporated by reference from the Company’s Form 10-Q filed November 15, 2021.

10.62	June 21, 2022 Settlement Agreement and Release with JR-HD Enterprises III, LLC	Previously filed.

10.63	October 6, 2022, First Amendment to Settlement Agreement and Release with JR-HD Enterprises III, LLC	Filed herewith.

20.01	Amended 2017 Employee and Consultant Stock Ownership Plan.	Incorporated by reference to the Company’s Form 10-K filed on March 30, 2021.

31.1	Certification of Chief Executive Officer.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	Inline XBRL Instance Document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2022

ELECTROMEDICAL TECHNOLOGIES INC.

By:	/s/ Matthew Wolfson
Matthew Wolfson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew Wolfson
Matthew Wolfson
Chief Financial Officer
(Principal Financial and Accounting Officer)