Form 10-Q/A
period 2022-09-30
Electromedical Technologies, Inc
filed 2022-11-23
CIK 1715819

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

Explanatory Statement

This amendment deletes an erroneous duplicative disclosure under Part II, Item 2, Unregistered Sales of Securities, concerning a February 24, 2022, issuance to Robert L. Hymers, III.

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

Dated: November 23, 2022

ELECTROMEDICAL TECHNOLOGIES INC.

By:	/s/ Matthew Wolfson
Matthew Wolfson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew Wolfson
Matthew Wolfson
Chief Financial Officer
(Principal Financial and Accounting Officer)