Form 10-K
period 2022-12-31
Electromedical Technologies, Inc
filed 2023-03-31
CIK 1715819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

The aggregate market value of common equity held by non-affiliates of the Registrant as of December 31, 2022 was approximately $1,328,492.

As at December 31, 2022, and March 29, 2023, 189,784,529 and 296,886,685 shares of common stock, par value $0.00001, were issued and outstanding respectively.

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

Our mission is to improve global wellness for people suffering from various painful conditions by relieving chronic and acute pain using energy, frequency and vibration as an alternative to pharmaceuticals; and that one day, read and modify electrical signals passing along nerves in the body, to restore long-term health.

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

The Company is publicly traded on the OTC Markets under the symbol EMED.

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

Our mission is to improve global wellness for people suffering from various painful conditions by relieving chronic and acute pain using energy, frequency and vibration as an alternative to pharmaceuticals; and that one day, read and modify electrical signals passing along nerves in the body, to restore long-term health. We believe that we do this by delivering innovative solutions providing fast and long lasting pain relief across the broadest range of ailments. We engineer simple-to-use bioelectronics therapy devices, which send a proprietary sequence of electrical signals. We believe our devices have proven to be highly effective over the past decade and have the technological capability to be used in medical research.

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

Sales and Marketing

Principal Products and Services

WellnessPro Plus

Our principal product, WellnessPro Plus, is an intelligent and effective bioelectronics therapy prescription device; and is used by consumers and health care professionals to relieve chronic and acute pain. Research studies have shown the efficacy of bioelectronics therapy in the treatment of chronic pain from a variety of ailments including: arthritis, chronic low back pain, fibromyalgia, diabetic neuropathy, Lyme disease, osteoarthritis, and neuropathic pain. This medical device is classified in the FDA as a transcutaneous electrical nerve stimulation (“TENS”) device. We believe, based on consumer and professional testimonials from the past decade that our device has been on the market, that the WellnessPro Plus treats pain conditions faster with longer-lasting relief, compared to lower cost conventional TENS devises. We attribute this in part to our proprietary algorithm and technology that we call the “DeepPulse.” With the DeepPulse there are close to one million frequency ranges to choose from to help prevent accommodation. The device can also generate micro-current stimulation to mimic the body’s own electric signals.

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

We are finalizing development of an enhanced version of our Wellness Pro Plus that we intend to market under the name “Wellness Pro Plus Infinity.” This device will include expanded bioelectric modalities, safety, and efficacy. We expect that the Wellness Pro Plus Infinity will be ready for market in fiscal 2023.

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

In addition, we believe there are certain niche markets that our products are well suited to address. As discussed above, we expect that veterans will be the first market for the WellnessPro POD as it addresses the various needs our veteran population is suffering from.

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

Strategy

Electromedical Technologies, for the first fifteen years of its existence, has been fortunate to have grown “organically” without formal sales and marketing programs and investments. We believe this is fundamentally because of the product’s ability to deliver uncommon levels of pain relief better quality of life and wellness for thousands of customers (our “raving fans”). These raving fans subsequently shared their miraculous stories of recovery – some of which can be found on our website. We believe that those testimonials influenced thousands of people living with ailments and pain to turn to the WellnessPro Plus for relief. These changes in with the additional capital we are planning to raise. In 2023 and beyond, Electromedical will engage in a comprehensive and fully integrated marketing program to increase sales and build the Electromedical brand. The integrated marketing program will include the following elements:

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

●	Sales Staff: On March 8, 2022, Electromedical retained a Director of Business and Sales Development to further develop its business opportunities in various geographic areas.
●	National Technical Training Manager: Electromedical intends to hire a National Technical Training Manager to develop and implement training programs.

Research and Development

The Company has a number of products in various stages of research and development. We are finalizing development of an enhanced version of our Wellness Pro Plus that we intend to market under the name “Wellness Pro Plus Infinity.” This device will include expanded bioelectric modalities, safety, and efficacy. We expect that the Wellness Pro Plus Infinity will be ready for market in fiscal 2023.

We are also planning to bring two new products to market – extending the Wellness Product line: the WellnessPro POD, our first wearable product, and the Wellness ION Pen. We believe that the WellnessPro POD represents an exciting product line expansion as a

“clinical-grade” wearable device, that is intended to treat chronic pain, PTSD, anxiety, depression and insomnia. We intend to sell this device over-the-counter; however, some modalities on this device may only be provided with a prescription. Our target market for the WellnessPro POD is chronic pain sufferers, which is estimated to be 100 million individuals in the United States alone. We intend to focus on various segments in this market, including veterans of U.S. armed forces, which according to the Census Bureau, as of 2014, consists of nearly 22 million individuals. Our goal is to educate the medical community of the benefits of "natural", non-invasive, non-toxic pain relief and for the WellnessPro POD to be an initial choice for practitioners to prescribe separately or in conjunction with pain medication.

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

Significant Customers

For the years ended December 31, 2022, and 2021, the Company had two and three significant customers, respectively.

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

Employees

As of December 31, 2022, we have 8 full-time employees, 7 of whom are U.S based, primarily at our Scottsdale, Arizona headquarters. None of our U.S. employees are represented by a labor union.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2022, the Company owned the over 5,000 square foot office warehouse unit where its headquarters is located at, 16561 N. 92nd Street, Unit D101, Scottsdale, Arizona. On March 15, 2023, the Company entered into an agreement to sell the building of its principal offices at a purchase price of $2 million and net proceeds of $1,363,818, upon repayment in full of the Company’s bank debt. The Company simultaneously entered into a one-year lease agreement with the purchaser to lease the facilities for $9,000 a month.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.MARKET INFORMATION AND HOLDERS

Our common stock trades on the OTC Markets under the ticker symbol “EMED.” As of December 31, 2022, there were 110 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock:

For the Period Ending	High	Low
Fourth Quarter, 2021	$0.13	$0.05
First Quarter, 2022	$0.11	$0.02
Second Quarter, 2022	$0.04	$0.01
Third Quarter, 2022	$0.055	$0.009
Fourth Quarter, 2022	$0.025	$0.006

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

On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, bad debts, impairment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

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

Critical Accounting Policies

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

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, when performance obligations are satisfied through the transfer of promised goods to the Company’s customers. Control transfers upon shipment of product and when the title has been passed to the customers. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue is recorded net of sales taxes collected from customers on behalf of taxing authorities, allowance for estimated returns, chargebacks, and markdowns based upon management’s estimates and the Company’s historical experience. The Company’s liability for sales return refunds is recognized within other current liabilities, and an asset for the value of inventory which is expected to be returned is recognized within other current assets on the balance sheets.

Equity Issued with Convertible Debt

The Company is required to issue warrants in conjunction with certain convertible debt. The warrants qualified for equity accounting as the warrants did not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The warrants were measured at fair value at the time of issuance and classified as equity.

The Company values the warrants using a Black Scholes Merton pricing model and records the warrants as a reduction of the notes included in the debt discount balance.

Results of Operations

The following table sets forth the audited results of our operations for the years ended December 31:

	2022	2021
Net Sales	$1,149,844	$907,362
Cost of goods sold:	261,203	199,234
Gross profit	888,641	708,128
Operating Expenses	2,492,169	4,508,391

Loss from operations	(1,603,528)	(3,800,263)
Other expense	(1,864,972)	(4,679,886)
Net Loss	$(3,468,500)	$(8,480,149)

January 1, 2022 through December 31,2022 Compared to January 1, 2021 through December 31, 2021

Our sales totaled $1,149,844 for the year ended December 31, 2022 and $907,362 for the year ended December 31, 2021. The increase is primarily related to an increase in units sold.

Cost of sales and gross margins for the year ended December 31, 2022 and for the year ended December 31, 2021 were $261,203 and 77% and $199,234 and 78%, respectively. Our cost of sales consists of the cost of materials and distribution expenses. Cost of sales and gross margins are affected by product mix as well as the mix in the level of sales between commissioned agents and distributors.

The following table sets forth the operating expenses for the years ended December 31:

	2022	2021	Change
Sales and marketing	$30,566	92,608	(62,042)
Commissions	220,567	207,264	13,303
Payroll related	963,177	2,441,758	(1,478,581)
Consulting and professional fees	940,954	1,386,758	(445,804)
Research and development	92,299	215,320	(123,021)
Other operating expenses	244,606	164,683	79,923
	$2,492,169	$4,508,391	$(2,016,222)

The following table sets forth the stock- based compensation expense included in the above operating expenses for the years ended December 31:

	2022	2021	Change
Sales and marketing	$8,000	$—	$8,000
Payroll related	14,703	1,666,716	(1,652,013)
Consulting and professional fees	486,900	963,428	(476,528)
	$509,603	$2,630,144	$(2,120,541)

Selling, general and administrative expenses consist primarily of payroll related expenses, commissions, consulting and professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $2,492,169 for the year ended December 31, 2022 and $4,508,391 for the year ended December 31, 2021, a decrease of $2,016,222 or about 45%. The change is primarily due to decreases in stock-based compensation expense of $2,120,541, research and development costs of $123,021 and marketing costs of $62,042, partially offset by non -stock-based compensation related increases in payroll related costs of $173,432 and other operating expenses of $79,923. Stock-based compensation expense for the year ended December 31, 2021, includes $963,428 related to third party agreements for financial and strategic advisory services, $604,890 related to shares of common stock issued to the Company’s CEO as compensation and $1,061,826 related to cashless warrants issued to the Company’s CEO and a key employee. Stock-based compensation expense for the year ended December 31, 2022, includes $461,900 related to third party agreements for financial and strategic advisory services, $25,000 for director’s fees and $10,000 for shares of Series A preferred stock issued to the Company’s CEO as compensation.

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

Other expense decreased by $2,814,914 primarily due to a decrease in interest expense of $2,522,780, and a decrease in gain in the change in fair market value of derivative liabilities of $1,415,685, partially offset by a loss on extinguishment of debt of $1,079,800. The decrease in interest expense reflects a decrease in the amortization of debt discount related to debt conversions and maturities that occurred since June 2021 as well as no day 1 derivative loss for newly incurred debt in the 2022 period, as compared to the 2021 period. All derivative liabilities were settled as of December 31, 2021.

As a result of the foregoing, we recorded a net loss of $3,468,500 for the year ended December 31, 2022, compared to a net loss of $8,480,149 for year ended December 31, 2021. The decrease in net loss is primarily attributed to the decrease in other expense, the decrease in selling, general and administrative expenses and increased gross profit.

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

Liquidity and Capital Resources

During the year ended December 31, 2022, our cash and cash equivalents decreased by $14,745 reflecting cash used in operations of $773,337, and net proceeds from financing activities of $758,592.  At December 31, 2022, the Company had a working capital deficit of $2,276,373 and cash on hand of $368,425.

The Company requires additional capital to service its working capital deficit and fund future operations.  The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all of its obligations as they come due for the next twelve months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.  Our Independent Registered Public Accounting Firm included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.

As of the date of this filing, the Company is currently in default with one its lenders, for non-payment of two matured convertible promissory notes issued on October 13, 2021, and February 11, 2022, with principal and interest due in the amounts of $78,495 and $95,410, respectively. Further, and as a result of the Company's sale of its real property on March 15, 2023, the Company is in default with its unmatured convertible promissory note issued to the lender on September 15, 2022. The convertible promissory notes issued to the lender all contain provisions for default amounts equal to the principal amounts, plus accrued interest, and default interest, through the date of repayment, multiplied by 125%.

Separately, and also as a result of the Company's sale of its real property on March 15, 2023, the Company is in default respecting unmatured convertible promissory notes issued to two lenders on February 11, 2022, and August 8, 2022, in the principal amounts of $307,500 and $176,000, respectively, each not including interest due. One convertible note included a cross-default provision which required the Company to remit full repayment of interest and principal due through the date of full repayment multiplied by 125%.

As of the date of this filing, the note holders have agreed to temporarily waive the respective defaults, including principal, interest, default penalties, and default amounts, and to enter into negotiations to reform the respective outstanding convertible notes payable.  Accordingly, no amounts were accrued as a result of the defaults.

Operating Activities

Cash flows used in operating activities totaled $773,337 for the year ended December 31, 2022 as compared to cash flows used of $1,193,688 for the year ended December 31, 2021. The decrease in cash flows used in operating activities is primarily the result of improved operating results, a decrease in inventory purchases and deposits and increased customer deposits, partially offset by an increase in accrued expenses and other current liabilities.

Financing Activities

Cash flows provided by financing activities totaled $758,592 for the year ended December 31, 2022 as compared to $1,311,945 for the year ended December 31, 2021. The cash flows provided in the 2022 period reflect $1,545,140 in net proceeds from convertible promissory notes and $42,766 from the sale of common stock, partially offset by repayment of convertible promissory notes and related party notes payable totaling $803,959. The cash flows provided in the 2021 period are primarily the result of $1,510,000 in net proceeds from convertible promissory notes partially offset by related party notes payable repayments totaling $158,875.

During the year ended December 31, 2022, the Company issued convertible promissory notes to certain investors totaling $1,859,480 with net proceeds of $1,545,140. Original issue discount totaling $185,580, loan costs totaling $128,760 and the fair value of warrants issued or to be issued to third party advisors of $110,552 have been recorded as a discount on the notes. The notes accrue interest at 12% per annum and have initial conversion prices of $0.015-$0.025, with the exception of one note, subject to adjustment and mature nine months to one year from issuance. One note is only convertible upon default and at a 25% discount to trading prices during the ten days prior to conversion election.  As additional consideration for the financings, the Company issued the lenders three to five-year warrants to purchase a total of 21,000,000 shares of common stock at an initial price of $0.025 per share, and three to five-year trigger warrants to purchase a total of 173,000,000 shares of common stock at $0.015- $0.025 per share, subject to price adjustments for certain actions, including dilutive issuances. The relative fair value of the warrants totaling $385,422 has been recorded as a discount on the notes. The trigger warrants may only be exercised if the convertible promissory notes are not paid in full at the maturity dates. The warrants do not provide for registration rights. As of the date of this filing, warrants to purchase 25,000,000 shares of common stock have been triggered.

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

Off Balance Sheet Arrangements

As of December 31, 2022, and 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Electromedical Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electromedical Technologies, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
San Diego, California
March 31, 2023

ELECTROMEDICAL TECHNOLOGIES, INC.

BALANCE SHEETS

DECEMBER 31,

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$368,425	$383,170
Accounts receivable	9,444	35,085
Inventories	62,061	218,510
Prepaid inventories and other current assets	207,872	38,002
Total current assets	647,802	674,767

Property and equipment, net	705,469	727,344
Total assets	$1,353,271	$1,402,111

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$266,744	$214,785
Credit cards payable	37,633	11,283
Accrued expenses and other current liabilities	1,065,483	317,037
Customer deposits	217,588	—
Convertible promissory notes, net of discount of $375,865 and $723,166, respectively	1,304,909	811,687
Related party notes payable	—	57,875
Long term debt, current portion	31,818	29,502
Total current liabilities	2,924,175	1,442,169

Long-term liabilities:
Bank debt, net of current portion	489,707	518,849
Government debt, net of current portion	150,000	154,429
Other liabilities	10,234	9,167
Total liabilities	3,574,116	2,124,614

Commitments and contingencies (Note 10)	—	—

Stockholders’ deficit
Series A Preferred Stock, 1,000,000 shares authorized and 1,000,000 and 500,000 shares outstanding at December 31, 2022 and 2021, respectively	365,000	355,000
Series B Preferred Stock, 1 share authorized and 0 outstanding	—	—
Common stock, $.00001 par value, 999,000,000 and 250,000,000 shares authorized; 189,784,529 and 87,725,842 shares outstanding at December 31, 2022 and 2021, respectively	1,896	876
Additional paid-in-capital	22,237,300	20,804,333
Accumulated deficit	(24,825,041)	(21,882,712)
Total stockholders’ deficit	(2,220,845)	(722,503)
Total liabilities and stockholders’ deficit	$1,353,271	$1,402,111

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

THE YEARS ENDED DECEMBER 31,

	2022	2021

Net sales	$1,149,844	$907,362

Cost of sales	261,203	199,234

Gross profit	888,641	708,128

Selling, general and administrative expenses	2,492,169	4,508,391

Loss from operations	(1,603,528)	(3,800,263)

Other income (expense)
Interest expense	(791,072)	(3,313,852)
Change in fair market value of derivative liabilities	—	(1,415,685)
Other income (expense)	—	(432)
Forgiveness of debt	5,900	50,083
Loss on extinguishment of debt	(1,079,800)	—
Total other expense	(1,864,972)	(4,679,886)

Net loss	$(3,468,500)	$(8,480,149)
Deemed dividend related to warrant resets	(107,888)	(3,770,831)
Net loss attributable to common stockholders	(3,576,388)	(12,250,980)

Weighted average shares outstanding - basic and diluted	133,596,295	50,992,414
Weighted average loss per share - basic and diluted	$(0.03)	$(0.24)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Series A Preferred		Series B Preferred				Additional		Total
	Stock		Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit

Balance, December 31, 2020	$355,000	500,000	—	—	$269	27,175,800	$7,957,860	$(9,631,732)	$(1,318,603)

Shares issued for consulting services	—	—	—	—	39	3,834,120	906,187	—	906,226

Warrants issued for consulting services	—	—	—	—	—	—	57,191	—	57,191

Warrant issued in conjunction with convertible promissory note	—	—	—	—	—	—	1,095,096	—	1,095,096

Warrants reset in conjunction with convertible promissory notes	—	—	—	—	—	—	3,770,831	(3,770,831)	—

Conversion of convertible promissory notes	—	—	—	—	494	49,334,051	5,225,580	—	5,226,074

Conversion of related party notes payable	—	—	—	—	20	2,000,000	124,915	—	124,935

Shares issued in conjunction with warrant cancellations	—	—	—	—	43	4,281,871	(43)	—	—

Stock-based compensation	—	—	—	—	11	1,100,000	1,666,716	—	1,666,727

Net loss	—	—	—	—	—	—	—	(8,480,149)	(8,480,149)

Balance, December 31, 2021	$355,000	500,000	$—	—	$876	87,725,842	$20,804,333	$(21,882,712)	$(722,503)

Adoption of ASU2020-06	—	—	—	—	—	—	(1,013,414)	634,059	(379,355)

Issuance of common stock for cash	—	—	—	—	15	1,500,000	42,751	—	42,766

Shares issued for consulting services and director’s fees	—	—	—	—	221	22,058,999	494,679	—	494,900

Shares issued in conjunction with forbearance of convertible promissory notes	—	—	—	—	40	4,000,000	142,760	—	142,800

Shares issued in conjunction with convertible promissory notes settlement	—	—	—	—	307	30,734,801	708,063	—	708,370

Warrants issued in conjunction with debt settlement	—	—	—	—	—	—	65,000	—	65,000

Warrants issued in conjunction with convertible promissory notes	—	—	—	—	—	—	445,974	—	445,974

Warrants reset in conjunction with convertible promissory notes	—	—	—	—	—	—	107,888	(107,888)	—

Conversion of convertible promissory notes	—	—	—	—	305	30,500,000	434,695	—	435,000

Stock-based compensation	10,000	500,000	—	—	—	—	4,703	—	14,703

Cashless warrant exercises	—	—	—	—	132	13,264,887	(132)	—	—

Net loss	—	—	—	—	—	—	—	(3,468,500)	(3,468,500)

Balance, December 31, 2022	$365,000	1,000,000		$—	$1,896	189,784,529	$22,237,300	$(24,825,041)	$(2,220,845)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2022	2021

Cash flows from operating activities:
Net loss	$(3,468,500)	$(8,480,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	509,603	2,630,144
Depreciation and amortization	21,875	21,875
Forgiveness of debt	(5,900)	(50,083)
Loss on extinguishment of debt	1,079,800	—
Amortization of debt discount and day 1 derivative loss	584,261	3,036,792
Change in fair value of derivative liabilities- convertible promissory notes	—	1,415,685
Other	—	2,839
Change in operating assets and liabilities:
Accounts receivable	25,641	(17,391)
Inventories	156,449	(139,798)
Prepaid inventories and other current assets	(169,870)	285,860
Other assets	—	(17,401)
Accounts payable	51,959	(40,529)
Credit cards payable	26,350	(12,427)
Accrued expenses and other current liabilities	196,340	205,982
Customer deposits	217,588	(28,651)
Other liabilities	1,067	(6,436)
Net cash used in operating activities	(773,337)	(1,193,688)

Cash flows from financing activities:
Repayments on bank debt	(25,355)	(26,334)
Related party notes payable-net	(57,875)	(158,875)
Issuance of convertible promissory notes	1,545,140	1,510,000
Repayments on notes payable	(746,084)	(12,846)
Issuance of common stock for cash- net	42,766	—
Net cash provided by financing activities	758,592	1,311,945

Net increase in cash and cash equivalents	(14,745)	118,257

Cash and cash equivalents, beginning of year	383,170	264,913

Cash and cash equivalents, end of year	$368,425	$383,170

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$103,819	$154,081
Income taxes	$—	$—

Non-cash investing and financing activities:

January 1, 2022 adoption of ASU2020-06	$379,355	$—
Warrants, common stock and beneficial conversion feature issued in conjunction with convertible promissory notes	$510,974	$1,095,096
Derivative liabilities issued in conjunction with convertible promissory notes	$—	$1,197,607
Conversion of convertible promissory note and accrued interest into shares of common stock	$1,103,370	$5,223,235

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Going Concern

Since inception, the Company has incurred approximately $21.1 million of accumulated net losses. In addition, during the year ended December 31, 2022, the Company used $773,337 in operations and had a working capital deficit of $2.3 million. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all of its obligations as they come due for the next twelve months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.

As a result, there is significant uncertainty whether the entity will continue as a going concern and, therefore, whether it will realize its assets and settle its liabilities and commitments in the normal course of business and at the amounts stated in the financial statements.

Accordingly, no adjustments have been made to the financial statements relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might be necessary should the entity not continue as a going concern. At this time, management is of the opinion that no asset is likely to be realized for an amount less than the amount at which it is recorded in the financial statements as at December 31, 2022.

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

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, when performance obligations are satisfied through the transfer of promised goods to the Company’s customers. Control transfers upon shipment of product and when the title has been passed to the customers. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue is recorded net of sales taxes collected from customers on behalf of taxing authorities, allowance for estimated returns, chargebacks, and markdowns based upon management’s estimates and the Company’s historical experience. The Company’s liability for sales return refunds is recognized within other current liabilities, and an asset for the value of inventory which is expected to be returned is recognized within other current assets on the balance sheets. The Company generally allows a 30 day right of return to its customers. As of both December 31, 2022 and 2021, the sales returns allowance was $6,990.

Certain larger customers pay in advance for future shipments. These advance payments totaled $217,588 and $0 at December 31, 2022 and 2021, respectively, and are recorded as customer deposits in the accompanying balance sheets. Revenue related to these advance payments is recognized upon shipment to the distributor or the end-customer.

At the completion of the initial three-year warranty, the Company sells extended warranties for periods ranging from one to three years. Revenue is recognized on a straight-line basis over the term of the contract. At December 31, 2022 and 2021, deferred revenue of $23,313 and $28,252 is recorded, respectively, in current liabilities in the accompanying balance sheets, in connection with these extended warranties.

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

The Company recorded an allowance for doubtful accounts of $1,000 as of both December 31, 2022 and 2021, respectively.

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

Significant customer sales greater than 10% as a percentage of total sales are as follows:

	YEAR ENDED DEC 31,
	2022	2021
Customer A	23.5%	19.6%
Customer B	13.5%	12.8%
Customer C	—	10.5%

Amounts due these customers totaled $14,047 and $13,900 at December 31, 2022 and December 31, 2021, respectively for commissions and reimbursements. Amounts due from these customers totaled $0 and $12,800 at December 31, 2022 and December 31, 2021, respectively. Customer deposits on hand from these customers totaled $66,445 and $0 at December 31, 2022 and December 31, 2021, respectively. The loss of these customers would have a significant impact on the operations and cash flows of the Company.

The Company’s supplier concentrations expose the Company to business risks, which the Company mitigates by attempting to diversify its supply chain. Significant supplier purchases, including inventory deposits, as a percentage of total inventory purchases are as follows:

	YEAR ENDED DEC 31,
	2022	2021
Supplier A	81.6%	86.7%

There were no amounts outstanding due this supplier at December 31, 2022 and December 31, 2021. The loss of key vendors may have a significant impact on the operations and cash flows of the Company.

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

There were not Level 3 liabilities in 2022.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined based on the first-in, first-out cost flow assumption (“FIFO”) while market is determined based upon the estimated net realizable value less an allowance for selling and distribution expenses and a normal gross profit. The Company evaluates the need for inventory reserves associated with obsolete, slow moving, and non-sellable inventory by reviewing estimated net realizable values on a periodic basis. As of December 31, 2022, and 2021, the Company believes there are no excess and obsolete inventories and accordingly, did not record an inventory reserve. Inventories consist of purchased finished goods.

Property and Equipment

Property and equipment are recorded at cost and is comprised of a building and office furniture and equipment. The building is depreciated using the straight-line method over the estimated useful life of 40 years. Office furniture and equipment is depreciated using the double-declining method or the straight-line method over the estimated useful lives of three to seven years.

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

No impairment losses of long-lived assets were recognized for the years ended December 31, 2022 and 2021.

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

The Company follows the provisions of uncertain tax positions as addressed in FASB ASC Subtopic 740-10-65-1, Income Taxes. The Company has no such tax positions as of both December 31, 2022 and 2021, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of December 31, 2022 and 2021.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to examination by U.S. federal tax authorities for returns filed for the prior three years and by state and local income tax authorities for returns filed for the prior four years. There are no examinations currently pending.

The Company’s tax provision for 2022 related to deferred tax charges consisting of accrued liabilities, customer deposits and accounts payable, for which the Company will receive the benefit from when paid and the net operating loss incurred during 2022. During the year ended December 31, 2022, the Company evaluated its deferred tax assets of $933,627 and determined a full valuation allowance was appropriate since it is not more likely than not that the Company will produce income in the foreseeable future to utilize the Net Operating Loss (NOL) carryforward. Deferred tax assets related primarily to book to tax timing differences pertaining to accrued liabilities of $193,848, accounts payable of $13,457 and customer deposits of $56,355 after applying a blended federal and state effective tax rate of 25.9%.  In addition, the deferred tax balance also increased as a result of the federal NOL increasing to $42,789 after applying the 21% federal tax rate. During the year ended December 31, 2022, the valuation allowance increased by $53,288 to fully offset the increase in the deferred tax asset

The Company’s tax provision for 2021 related to deferred tax charges consisting of accrued liabilities and accounts payable, for which the Company will receive the benefit from when paid and the net operating loss incurred during 2021. During the year ended December 31, 2021, the Company evaluated its deferred tax assets of $880,340 and determined a full valuation allowance was appropriate. Deferred tax assets related primarily to accrued liabilities and accounts payable of $132,945 and net operating losses of $747,395. During the year ended December 31, 2021, the valuation allowance increased by $333,084.

For the years ended December 31, 2022 and 2021 the Company’s net operating loss carry forward was increased by $214,257 and $1,339,245, respectively. NOLs originating in 2021 and 2022 can be carried forward indefinitely until the loss is fully recovered, but they are limited to 80% of the taxable income in any one tax period. However, this 80% limitation was removed for the 2018, 2019, and 2020 tax years by the CARES Act, which also allows for a 5-year carryback of the NOLs generated in 2018 and 2019. The difference between the statutory rate of 21% and the effective tax rate is due to permanent differences and a full valuation allowance. The Company was granted a PPP loan from the SBA in 2020 in the amount of $39,500 that was fully forgiven in 2021. This amount was treated as a permanent book to tax difference for federal tax reporting purposes in 2021 and fully excluded as a nontaxable income item. Total net loss operating carry forward at December 31, 2022 and 2021 totaled $4,090,409 and $3,876,152, respectively.

Sales Taxes

Sales taxes for the years ended December 31, 2022 and 2021 were recorded on a net basis. Included in accrued expenses at both December 31,2022 and 2021 is approximately $61,000 related to sales taxes.

Shipping and Handling Costs

The Company included shipping and handling costs in cost of sales on the accompanying statements of operations for the years ended December 31, 2022 and 2021.

Warranty

The Company warranties the sale of most of its products and records an accrual for estimated future claims. The standard warranty is typically for a period of three years. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The Company recorded a liability as of, December 31, 2022 and 2021 of $12,679 and $14,828, respectively. The expense is included in cost of sales in the statements of operations and within accrued expenses on the accompanying balance sheets.

Research and Development Costs

Research and development costs are expensed as incurred. Total research and development costs amounted to $92,299 and $215,320 for the years ended December 31, 2022 and 2021, respectively. Total research and development costs are included in selling, general and administrative expenses on the accompanying statements of operations.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of December 31, 2022 and 2021, diluted net loss per share is the same as basic net loss per share for each year. Stock options, warrants, accrued liabilities to be converted to common stock and convertible promissory notes with underlying shares totaling 231,796,422 and 32,883,205 at December 31, 2022 and 2021, respectively, have not been included in the net loss per share calculation. The number of underlying shares related to convertible promissory notes may vary based upon the actual date of conversion.

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

NOTE 3.             PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

	2022	2021
Building	$875,000	$875,000
Furniture and equipment	24,987	24,987
	899,987	899,987
Less: accumulated depreciation and amortization	(194,518)	(172,643)
	$705,469	$727,344

Depreciation and amortization expense related to property and equipment was $21,875 for both the years ended December 31, 2022 and 2021, respectively. Depreciation and amortization are included in selling, general and administrative expenses on the accompanying statements of operations.

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

Related Party Notes Payable

On December 1, 2021, the Company entered into a settlement agreement with the related party to repay the then remaining balance of $231,500 plus $18,370 in accrued interest. Under the terms of the agreement, the total was settled in cash of $125,620 divided into two payments and 2,000,000 shares of Company common stock at a conversion price of $0.062 per share. Cash payments totaling $158,875, were made in 2021, with the remaining principal balance of $57,875 paid in January 2022. Interest expense totaled $78 and $18,590 for the years ended December 31, 2022 and 2021, respectively.

Convertible Promissory Notes

We adopted ASU 2020-06 on January 1,2022 using the modified retrospective method of transition. This resulted in an increase in convertible promissory notes of $379,355, by eliminating remaining debt discount related to beneficial conversion features on outstanding notes as of January 1, 2022. See Note 2.

On September 3, 2021, the Company entered into a forbearance agreement with one of its lenders. As additional consideration for entering into the forbearance agreement, the Company agreed to issue the lender the number of shares equal to $100,000 on January 15, 2022 at a 25% discount based upon the previous 15-day average closing price. Effective after January 15, 2022, if the Company enters into an agreement with a third-party investor for consideration per share less than the $0.50 fixed price per share of the notes, the Company agrees to amend and restate the notes to reduce the conversion price. On January 20, 2022, the conversion price was reset to $0.025 for the remaining outstanding notes. The terms of the forbearance agreement have been treated as a modification to the existing notes and are being amortized over the remaining term of the notes. Amortization of $80,000 related to the stock consideration has been recorded in 2021 as interest expense.

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

In June 2022, the Company entered into a settlement agreement with the above lender to convert the outstanding convertible notes payable of $617,353 and accrued interest of $51,017 into 26,734,801 restricted shares of the Company’s common stock at a price of $0.025 per share as dictated by the terms of the notes. Under the terms of the settlement agreement, the number of shares of common stock to be issued under the earlier forbearance agreement was reduced to 4,000,000 and recorded as a reduction of $142,800 in the extinguishment of debt. In October 2022, the Company amended its settlement agreement with the lender and issued the lender 4,000,000 shares of common stock and accounted for as an extinguishment of debt resulting in a loss of $100,000, of which $60,000 relates to 6,000,000 shares that are to be issued and are recorded as accrued expense in the Company’s balance sheet at December 31, 2022.

If, upon the one-year anniversary of the effective date of the June 2022 settlement agreement, the lender and its designees have beneficial ownership over the settlement payment shares, and the closing price of the Company’s common stock as reported on the OTC Markets is less than $0.025 per share, then for a period of thirty (30) days after the one-year anniversary, the lender and its designees shall have the right to elect, and the Company shall have the obligation, to issue additional shares to the lender and its designees. If, for a period of two years from the effective date, the Company issues, sells or grants any option to purchase, or sells or otherwise disposes of, or sells or issues any common stock or other securities convertible into, exercisable for, or otherwise entitle any person or entity the right to acquire, shares of Common Stock at an effective price per share less than $0.025 (such lower price a “Dilutive Issuance”), then the price per share used to calculate the settlement payment shares shall be reduced to the lower price. Certain subsequent transactions resulted in a recalculation of the number of shares originally issued as the settlement payment. Additional shares totaling 40,102,156 are to be issued as of December 31, 2022 and have been accounted for as an extinguishment of debt resulting in a loss of $638,000 and recorded as other expense in the accompanying statement of operations and as an accrued expense in the accompanying balance sheet. See Note 11.

In April 2022, the Company entered into an agreement with one of its lenders to push back the allowable conversion date of a convertible note payable totaling $500,000. In conjunction with the agreement, the Company issued the lender 2,500,000 warrants at an exercise price of $0.025 and with a 5-year maturity. See Note 9.

On July 6, 2022, the Company borrowed $172,480 in conjunction with an unsecured promissory note with an investor. Proceeds of $154,000 include an original issue discount of $18,480. An up-front interest charge at twelve percent (12%) of the principal will be added to the principal balance for an outstanding balance of $193,178 to be paid in ten monthly payments of $19,318 beginning August 30, 2022. The note matures on July 6, 2023. At any time only following an event of default, the investor shall have the right, to convert all or any part of the outstanding and unpaid amount of the note into fully paid and non-assessable shares of common stock. The note may be converted at a 25% discount to trading prices during the 10 days prior to conversion.

During the year ended December 31, 2022, the Company issued convertible promissory notes, including the note discussed above, to certain investors totaling $1,859,480 with net proceeds of $1,545,140. Original issue discount totaling $185,580, loan costs totaling $128,760 and the fair value of warrants issued or to be issued to third party advisors of $110,552 have been recorded as a discount on the notes. The notes accrue interest at 12% per annum and have initial conversion prices of $0.015-$0.025 subject to adjustment, in the case of subsequent dilutive issuances, and mature nine months to one year from issuance. As of December 31, 2022, outstanding convertible promissory notes are convertible into 152,312,233 shares of common stock. As additional consideration for the financings, the Company issued the investors three to five-year warrants to purchase a total of 21,000,000 shares of common stock at an initial price of $0.025 per share, and three to five-year trigger warrants to purchase a total of 173,000,000 shares of common stock at $0.015- $0.025 per share, subject to price adjustments for certain actions, including dilutive issuances. The relative fair value of the warrants totaling $385,422 has been recorded as a discount on the notes. The trigger warrants may only be exercised if the convertible promissory notes are not paid in full at the maturity dates. The warrants do not provide for registration rights. See Note 9.

During the year ended December 31, 2022, lenders converted principal totaling approximately $350,000 plus accrued interest and fees into 30,500,000 shares of common stock. During the year ended December 31, 2021, lenders converted principal totaling $1,699,800 plus accrued interest into 49,334,051 shares of common stock.

During the year ended December 31, 2022, the subsequent issuance of convertible promissory notes with warrant exercises and stock issuances triggered a conversion price reset on certain convertible promissory notes to $0.01 per share. See Note 8. Retroactive issuance of 3,700,000 shares may be issued in conjunction with certain 2022 conversions at $0.015 per share.

During the year ended December 31, 2021, the Company issued convertible promissory notes to certain investors totaling $1,750,000 with net proceeds of $1,560,000. Original issue discount totaling $125,000 and loan costs totaling $65,000 have been recorded as a discount on the notes. The notes accrue interest at 10% per annum and have initial conversion prices of $0.06- $0.40 subject to adjustment and mature one year from issuance. As additional consideration for the financings, the Company issued the investors five-year warrants to purchase a total of 8,749,999 shares of common stock at initial prices of $0.12 to $0.40 per share. The relative fair value of the warrants totaling $885,838 has been recorded as discount on the notes. Certain of the notes have a variable conversion price and the Company recorded an embedded derivative liability. The fair value of the liability totaled $913,910 at the dates of issuance and was recorded as a discount on the note. The fair value of the derivative liability as of the date of issuance was in excess of the note resulting in full discount of the note and a charge to interest expense. See Note 6.

The aggregate of convertible promissory notes is as follows:

	December 31,	December 31,
Convertible promissory notes	2022	2021
Principal balance	$1,680,774	$1,534,853
Debt discount balance	(375,865)	(723,166)
Net Notes balance	$1,304,909	$811,687

As of the date of this filing, the Company is currently in default with one its lenders, for non-payment of two matured convertible promissory notes issued on October 13, 2021, and February 11, 2022, with principal and interest due in the amounts of $78,495 and $95,410, respectively. Further, and as a result of the Company's sale of its real property on March 15, 2023, the Company is in default with its unmatured convertible promissory note issued to the lender on September 15, 2022. The convertible promissory notes issued to the lender all contain provisions for default amounts equal to the principal amounts, plus accrued interest, and default interest, through the date of repayment, multiplied by 125%.

Separately, and also as a result of the Company's sale of its real property on March 15, 2023, the Company is in default respecting unmatured convertible promissory notes issued to two lenders on February 11, 2022, and August 8, 2022, in the principal amounts of $307,500 and $176,000, respectively, each not including interest due. One convertible note included a cross-default provision which required the Company to remit full repayment of interest and principal due through the date of full repayment multiplied by 125%.

As of the date of this filing, the note holders have agreed to temporarily waive the respective defaults, including principal, interest, default penalties, and default amounts, and to enter into negotiations to reform the respective outstanding convertible notes payable.  Accordingly, no amounts were accrued as a result of the defaults.

The Net Notes balance at December 31, 2022 is comprised of the following:

	Principal	Debt Discount	Net
Pre 2020	$50,000	$—	$50,000
October 2021	73,336	—	73,336
February 2022	91,953	(7,721)	84,232
March 2022	307,500	(29,510)	277,990
July 2022	85,985	(9,443)	76,542
August 2022	176,000	(51,405)	124,595
September 2022	896,000	(277,786)	618,214
	$1,680,774	$(375,865)	$1,304,909

The Net Notes balance at December 31, 2021 is comprised of the following:

	Principal	Debt Discount	Net
Pre 2020	$50,000	$—	$50,000
July 2020	57,500	—	57,500
August 2020	215,000	—	215,000
September 2020	107,500	—	107,500
November 2020	244,853	(20,000)	224,853
December 2020	110,000	(15,000)	95,000
October 2021	750,000	(688,166)	61,834
	$1,534,853	$(723,166)	$811,687

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

Bank Debt

In September 2015, the Company entered into a credit agreement for a $700,000 term loan with a financial institution. Payment terms consist of monthly payments in arrears of $3,547 for the first year outstanding. The monthly payment then increases to $4,574 until the term loan matures on September 30, 2025, in which the remaining unpaid principal balance and accrued interest is due. The interest rate for the first year was 1.99% per annum and increased to 4.95% per annum for the remaining life of the term loan. The term loan is collateralized by a deed of trust in the office building. The proceeds were used to purchase a building for which the Company’s operations are located. The net principal balance outstanding on the term loan at December 31, 2022 and 2021 was $551,525 and $546,880, respectively. The term loan is personally guaranteed by the Company’s CEO.

Future annual aggregate maturities of long-term debt, are as follows:

For the Years Ending December 31:
2023	$31,490
2024	30,586
2025	459,449
2026	—
2027	1,675
Thereafter	148,325
$671,525

NOTE 6.             DERIVATIVE LIABILITIES

The Company previously issued convertible promissory notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and shares to be issued were recorded as derivative liabilities on the issuance date. As of December 31, 2021, all convertible promissory notes which contained embedded derivatives were fully converted. There were no instruments issued during the year ended or outstanding as of December 31, 2022 that qualified as derivative liabilities.

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

NOTE 7.             RELATED PARTY TRANSACTIONS

On December 1, 2021, the Company entered into a settlement agreement with a related party to repay the then remaining balance of $231,500 plus $18,370 in accrued interest. Under the terms of the agreement, the total was settled in cash of $125,620 divided into two payments and 2,000,000 shares of Company stock at a conversion price of $0.062 per share. Cash payments totaling of $158,875, were made in 2021, with the remaining principal balance of $57,875 paid in January 2022. Interest expense totaled $78 and $18,590 for the years ended December 31, 2022 and 2021, respectively.

In June 2022, the Company entered into a one-year independent director agreement in conjunction with the appointment of a new member to its Board of Directors. The agreement requires the Company to issue the director $5,000 worth of registered shares for each month of service as compensation. Compensation expense totaling $31,935 has been recorded for the year ended December 31, 2022. On November 2, 2022, the Company issued 1,658,999 shares as payment for $25,000 in director compensation with the remaining $6,935 accrued to be settled upon issuance of shares Company of common stock. The agreement was mutually terminated in December 2022, upon the director’s resignation. The Company previously entered into a consulting agreement with this director for $60,000. During the year ended December 31, 2022, the Company settled the $60,000 liability by issuing 6,000,000 shares of its common stock. In addition, the Company issued the director 800,000 shares as payment for certain marketing funds advanced totaling $8,000. See Note 8.

In December 2022, the Company appointed two new members to its Board of Directors, a consultant and an employee.  During the years ended December 31, 2022 and 2021, the Company issued 7,500,000 and 2,200,000 shares of common stock, respectively, at prices ranging from $0.035 to $0.64 per share, in conjunction with agreements for financial and strategic advisory consulting services. The fair market value of the shares for the years ended December 31, 2022 and 2021 totaling $262,500 and $550,000, respectively was determined based the on the Company's closing price at the date of issuance.  See Notes 8 and 11.

The Company paid the Company’s CEO a bonus of $133,751 and $105,042 during the years ended December 31,2022 and 2021, respectively. During the year ended December 31, 2021, the Company also paid the Company's CEO $20,978 towards the balance of the 2019 signing bonus.

In September 2022, the Company issued 500,000 shares of its Series A Preferred Stock to the Company’s CEO as compensation at $0.02 per share or $10,000. See Note 8.

In February 2021, the Company issued 1,100,000 shares of common stock to the Company’s CEO as compensation at $0.5499 per share. Compensation expense of $604,890 has been recorded in selling, general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2021. In October 2021, the Company issued the Company’s CEO 5,000,000 cashless warrants at an exercise price of $0.025 per share. Compensation expense of $589,903 has been recorded in selling, general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2021. See Note 9.

NOTE 8.             STOCKHOLDERS’ DEFICIT

In January and February 2022, the Company sold 1,500,000 shares of common stock at prices ranging from $0.0259- $0.0353 under a stock purchase agreement with net proceeds totaling $42,766.

In March 2022, the Company’s board of directors approved a resolution to amend the Company’s Certificate of Incorporation to increase the Company’s authorized common shares authorized from 250,000,000 to 500,000,000. In September 2022, the Company’s board of directors approved a resolution to amend the Company’s Certificate of Incorporation to increase the Company’s authorized common shares from 500,000,000 to 999,000,000. See Note 11.

In June 2022, the Company entered into a settlement agreement with the above lender to convert the outstanding convertible notes payable of $617,353 and accrued interest of $51,017 into 26,734,801 restricted shares of the Company’s common stock at a price of $0.025 per share as dictated by the terms of the notes. See Note 4.

During the year ended December 31, 2022, the Company issued 19,600,000 shares of common stock, at prices ranging from $0.01-$0.035 per share, in conjunction with agreements for financial and strategic advisory consulting services. The fair market value of the shares totaling $461,900 was determined based on the Company’s closing price on the dates of issuance and has been recorded as selling, general and administrative expense in the Company’s statement of operations. One of the agreements for which 3,000,000 shares were issued, provides for anti-dilution rights to secure the consultant’s original ownership percentage. Additional shares totaling 2,000,000 are to be issued and have been accounted for as an extinguishment of debt resulting in a loss of $20,000 which has been recorded as other expense in the accompanying statement of operations and as an accrued expense in the accompanying balance sheet. See Note 11.

In addition, the Company issued a member of its board of directors 800,000 shares as payment for certain marketing funds advanced totaling $8,000. See Note 7.

During the year ended December 31, 2022, certain lenders exercised 17,249,999 of warrants through cashless exercise at $0.015-$0.025 per share issuing 13,264,887 shares of common stock. During the year ended December 31, 2022, certain lenders converted principal totaling $350,000 plus accrued interest into 30,500,000 shares of common stock.

During the year ended December 31, 2021, the Company issued 1,100,000 shares of common stock to the Company’s CEO as compensation expense at a value of $604,901 or $0.5499 per share. The value of the compensation has been recorded in selling, general and administrative expenses in the Company’s statement of operations. The fair market value of the shares was determined based the on the Company’s closing price on the date of issuance.

During the year ended December 31, 2021, the Company issued 2,334,120 shares of common stock at prices ranging from $0.085 to $0.64 per share, in conjunction with agreements for financial and strategic advisory consulting services. The fair market value of the shares totaling $804,226 was determined based the on the Company's closing price at the date of issuance. The value of the compensation has been recorded in selling, general and administrative expenses in the Company's statement of operations.

During the year ended December 31, 2021, lenders converted principal totaling $1,699,800 plus accrued interest into 49,334,051 shares of common stock.

Series A Preferred Stock

On November 1, 2019, the Company’s board of directors and a majority of shareholders eligible to vote adopted a resolution designating a new Series A Preferred Stock. One Million (1,000,000) shares were authorized. Holders of Series A Preferred hold rights to vote on all matters requiring a shareholder vote at 100 common shares vote equivalents for each share of Series A Preferred held. The Series A Preferred Stock shall hold senior liquidation rights to all other classes of shares, including, but not limited to Common Shares. In September 2022, the Company issued 500,000 shares of its Series A Preferred Stock to the Company’s CEO, for a total of 1,000,000 outstanding, as compensation at $0.02 per share or $10,000. The value of the compensation has been recorded in selling, general and administrative expenses in the Company’s statement of operations. The fair market value of the shares was determined based on the Company’s closing price on the date of issuance.

Series B Preferred Stock

In September 2021, the Company’s board of directors and a majority of shareholders eligible to vote adopted a resolution designating a new Series B Preferred Stock. One (1) share was authorized. The Series B Preferred Stock shall rank: senior to all of the Common Stock, par value $0.00001 per share, of the Company and senior to all other classes or series of capital stock of the Company currently outstanding.

The Holder of the Series B Preferred Stock shall be entitled to vote on all matters subject to a vote or written consent of the holders of the Company’s Common Stock, and on all such matters, the share of Series B Preferred Stock shall be entitled to that number of votes equal to the total number of eligible votes of issued and outstanding shares of Common Stock, and all other securities of the Company, plus one hundred thousand (100,000) votes on a fully diluted basis, it being the intention of the Company that the Holder of the Series B Preferred Stock shall have effective voting control of the Corporation, on a fully diluted basis. The Holder of the Series B Preferred Stock shall vote together with the holders of Common Stock as a single class.  See Note 11.

See Note 9 for activity related to warrants.

NOTE 9.           STOCK OPTIONS AND WARRANTS

In 2017, the Company’s Board of Directors approved the 2017 Employee and Consultant Stock Ownership Plan, (the “Plan”). The Plan provides that the Board of Directors may grant stock units, incentive stock options and non-statutory stock options to officers, key employees and certain consultants and advisors to the Company up to a maximum of 50,000,000 shares. Stock options granted under the Plan have up to ten-year terms with vesting terms to be determined by the administrator of the Plan. Stock unit grant terms will be set by the administrator and at the discretion of the administrator, be settled in cash, shares, or a combination of both.

As of December 31, 2022, the Company granted 3,000,000 shares of common stock under the Company’s Employee and Consultant Stock Ownership Plan at a price of $0.01 per share. Compensation expense of $21,000 has been recorded as accrued expense in the Company’s balance sheet at December 31, 2022.

No time-based options were granted during the years ended December 31, 2022 and 2021.

The Company recorded pretax stock compensation expense of $0 and $21,807 during the years ended December 31,2022 and 2021, respectively. Stock-based compensation is included in selling, general, and administrative expense in the accompanying statements of operations. Stock-based compensation expense is based on awards ultimately expected to vest.

Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	term
	shares	Price	(years)
Options outstanding at December 31, 2020	445,000	$0.71	1.5

Granted	—	—	—

Exercised	—	—	—

Forfeited	—	—	—

Expired	—	—	—

Options outstanding at December 31, 2021	445,000	$0.71	0.5

Granted	—	—	—

Exercised	—	—	—

Forfeited	—	—	—

Expired	(445,000)	—	—

Options outstanding at December 31, 2022	—	$—	—

Exercisable at December 31, 2022	—	$—	—

Options exercisable and expected to vest at December 31, 2022	—	$—	—

Warrants

During the year ended December 31, 2022, the Company issued warrants to purchase 21,000,000 shares of the Company’s common stock in conjunction with various convertible promissory notes. See Note 4. The warrants entitle the holders to each purchase shares of the Company’s common stock at an initial exercise price of $0.025 per share. The warrants expire in three to five years.

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

The Company is required to issue warrants in conjunction these convertible debt financings to third-party financial advisors. In accordance with the terms of the advisory agreements, such warrants shall equal 6%-8% of equity securities sold in the financings. The fair value of 1,476,000 warrants to be issued of approximately $50,000 has been accrued and recorded as a discount on the notes. The fair value of 3,117,533 warrants issued of $60,552 has been recorded as a discount on the note.

In April 2022, the Company entered into an agreement with one of its lenders to push back the allowable conversion date of a convertible note payable totaling $500,000. In conjunction with the agreement, the Company issued the lender 2,500,000 warrants at an exercise price of $0.025 and with a five-year maturity. The fair value of the warrants of $65,000 and the unamortized debt discount on the note have been accounted for as an extinguishment of debt resulting in a loss of $259,000 which has been recorded as other expense in the accompanying statement of operations.

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

The Company valued the warrants using a Black Scholes pricing model. The following table summarizes the assumptions used in the valuation model to determine the fair value of the warrants:

Fair Value of Common Share	$0.028 - 0.0345
Exercise Price	$0.025 - 0.0232
Risk Free Rate	0.98 - 3.59%
Expected Life (Yrs.)	3.0 - 5.0
Volatility	142.4 - 162.1%

The following table summarizes the information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable at December 31, 2022:

Date Issued	Exercise Price	Number Outstanding	Expiration Date
December 1, 2018	$0.01	170,000	December 1, 2023
May 1, 2020	$0.52	100,000	May 1, 2025
October 1, 2021	$0.025	9,000,000	October 1, 2026
October 17, 2021	$0.01	450,000	October 17, 2024
August 10, 2022	$0.01	3,336,843	August 10, 2027
September 15, 2022	$0.01	12,000,000	September 15, 2025
September 29, 2022	$0.01	2,780,690	September 29, 2027
		27,837,533

During the year ended December 31, 2022, certain transactions triggered the warrant reset feature on certain previously issued warrants. The resets for all outstanding warrants were recorded as a reduction to retained earnings and in an increase to additional paid-in-capital of $107,888. Retroactive application of the reset rate to a 2022 exercise may result in an additional 375,000 shares to be issued.

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

NOTE 10.           COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into a product development with payments totaling approximately $525,000, of which $212,000 has been paid to date. The agreement requires that the remaining payments be made in conjunction with certain development milestones. The Company expects to meet these milestones over the next twelve to eighteen months.

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

As of the date of this filing, the Company is currently in default with one its lenders, for non-payment of two matured convertible promissory notes issued on October 13, 2021, and February 11, 2022, with principal and interest due in the amounts of $78,495 and $95,410, respectively. Further, and as a result of the Company's sale of its real property on March 15, 2023, the Company is in default with its unmatured convertible promissory note issued to the lender on September 15, 2022. The convertible promissory notes issued to the lender all contain provisions for default amounts equal to the principal amounts, plus accrued interest, and default interest, through the date of repayment, multiplied by 125%.

Separately, and also as a result of the Company's sale of its real property on March 15, 2023, the Company is in default respecting unmatured convertible promissory notes issued to two lenders on February 11, 2022, and August 8, 2022, in the principal amounts of $307,500 and $176,000, respectively, each not including interest due. One convertible note included a cross-default provision which required the Company to remit full repayment of interest and principal due through the date of full repayment multiplied by 125%.

As of the date of this filing, the note holders have agreed to temporarily waive the respective defaults, including principal, interest, default penalties, and default amounts, and to enter into negotiations to reform the respective outstanding convertible notes payable.  Accordingly, no amounts were accrued as a result of the defaults.

NOTE 11.           SUBSEQUENT EVENTS

In January 2023, the Company amended the CEO’s employment agreement to include the following:

●	Increased annual salary to $365,000
●	An annual bonus of 25 million shares of common stock for an increase in gross revenue of 10% or more over the previous years
●	Instituted a bonus plan that provides for monthly and quarterly cash bonuses based on certain growth requirements
●	A bonus of 10 million shares of common stock upon up listing to a senior stock exchange or successful reverse stock split
●	Issuance of the authorized Series "B" Preferred stock.

In the event of a change of control of the Company, a cash payment of at least $1.5 million, subject to increase or change by the disinterested board will be paid to the CEO.

In January 2023, holders of convertible promissory notes converted $50,000 of principal and interest into 5,000,000 of common stock at a price of $0.01 per share.

In January 2023, the Company issued 3,000,000 shares of common stock granted and accrued at December 31, 2022 under the Company’s Employee and Consultant Stock Ownership Plan.

In January 2023, the Company’s board of directors approved a resolution to amend the Company’s Certificate of Incorporation to increase the Company’s authorized common shares from 999,000,000 to 1,999,000,000.

In February 2023, the Company entered into a one-year consulting agreement under the Company’s Employee and Consultant Stock Ownership Plan, with an advisor and director in exchange for compensation of 35 million shares of common stock. The agreement includes a registration requirement.

In February 2023, 2,000,000 shares to be issued in conjunction with anti-dilution provisions of a third -party consulting agreement were settled for a cash payment totaling $12,000. See Note 8.

In February 2023, the Company issued 46,102,156 shares of common stock as part of the June 2022 convertible notes payable settlement. See Note 4.

On March 15, 2023, the Company entered into an agreement to sell the building of its principal offices at a purchase price of $2 million and net proceeds of $1,363,818, upon repayment in full of the Company’s bank debt. The Company simultaneously entered into a one-year lease agreement with the purchaser to lease the facilities for $9,000 a month.

In March 2023, the Company issued 18,000,000 shares of common stock in conjunction with the cashless exercise of 24,000,000 warrants by convertible note holders.

Trigger warrants to purchase a total of 25,000,000 shares of common stock, became exercisable as of March 31, 2023, as the convertible promissory notes were not paid in full at the maturity dates.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Management identified the following material weaknesses:

o

we do not have an Audit Committee – While not being legally obligated to have an Audit Committee, it is the management’s view that such a committee, including a financial expert board member, is an utmost important entity level control of the Company’s financial statements. Currently, the Board of Directors acts in the capacity of the Audit Committee and includes a member that is considered to be independent of management to assist in providing the necessary oversight over management’s activities.

o	we have not performed a risk assessment and mapped our processes to control objectives.

o	we have not implemented comprehensive entity-level internal controls.
o	we have not implemented adequate system and manual controls; and
o	we do not have sufficient segregation of duties.

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

We implemented no changes to our internal control over financial reporting during the year ended December 31, 2022.

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

The following table presents information with respect to our officers and directors as of December 31, 2022:

Name	Age	Position
Matthew Wolfson	51	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer
Lee Benson (1)	61	Director
Robert Hymers (2)	39	Director
Petar Gajic (2)	51	Employee Director

(1)	Appointed by the Board of Directors in June 2022, Mr. Benson resigned from the Board on December 12, 2022.
(2)	Appointed by the Board of Directors on December 20, 2022

Biographical Information Regarding Officers and Directors

Matthew Wolfson

Mr. Wolfson has been our sole officer and director from inception until the appointment of Lee Benson, Robert Hymers and Petar Gajic in 2022. Mr. Wolfson is a Phoenix based entrepreneur with a keen interest in technology and design. He is the founder of Electromedical Technologies, Inc. and has been the CEO and has worked full-time for the Company since he began researching and developing the WellnessPro in 2003.

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

Lee Benson

Mr. Benson began his career as the first employee in a small company providing specialty electroplating services to repair aircraft components. Mr. Benson purchased the company in 1993. He then went on to found Able Engineering & Component Services in 1995 and Able Aerospace in 1999, subsequently expanding from 3 to 500+ employees and driving 15 straight years of 20 percent compounded average annual growth. Benson sold Able Aerospace to Textron Aviation (which itself includes the Beechcraft, Hawker, Bell, and Cessna brands). After he secured the sale, Mr. Benson founded Execute to Win, LLC to help other businesses achieve maximum success and profit from his experience and expertise. ETW offers consultancy services to help businesses develop and implement effective communication strategies affecting decision making and approaches to work.

Robert Hymers

Robert Hymers was the past president and CEO of Everlert, Inc. (OTC: EVLI) and director and CFO of Cannabis Global, Inc. (OTC: CBGL). Mr. Hymers is a licensed CPA in the state of California. During his career as a tax professional at Ernst & Young, LLP, Mr. Hymers provided tax services to several prominent entertainment and real estate companies. His extensive experience with Entertainment and Private Equity industries and his prolonged involvement with public companies in different roles make him a key asset to the Company. Mr. Hymers has also served as the CFO of Global Hemp Group (OTC: GBHPF) and is the Managing Partner of Pinnacle Tax Services, LLC. Mr. Hymers holds a Master of Science in Taxation and a Bachelor of Science in Accountancy from

Petar Gajic

Mr. Gajic joined the Company in 2010. As a General Manager (GM), his responsibilities include formulating overall strategy, managing people and establishing policies.

In addition to his GM responsibilities, Mr. Gajic is a management representative (MR), and is responsible for the quality policy, objectives and management reviews. He is in charge of maintaining the Company’s QMS. (Quality management system - ISO 13485:2016). Currently, Mr. Gajic is overseeing development of the new products, as well as day-to-day operations.

Mr. Gajic is a Microsoft System Engineer (MCSE) with over 25 years of experience with a range of computer systems and networks. In the past he was a director of engineering/network advisor for SHARP Electronic regional distribution office.

Term of Office

Matthew Wolfson has been appointed for a three-year term, renewable for successive one-year terms. Lee Benson was appointed for a one-year term which terminated upon his resignation on December 12, 2022. Robert Hymers has been appointed for a six-month term, until July 1, 2023. Petar Gajic has been appointed for a one-year term. All of our directors are appointed for designated terms to hold office, or until the next annual meeting of stockholders, or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.

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

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% stockholders during the fiscal year ended December 31, 2022 were satisfied.

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

Whistleblower Procedures Policy

In accordance with the requirements of Section 301 of the Sarbanes-Oxley Act of 2002, the Board of Directors of the Company has adopted a Whistleblower Procedures Policy, stating that all employees of the Company are strongly encouraged to report any evidence of financial irregularities which they may become aware of, including those with respect to internal controls, accounting or auditing matters. Under the Whistleblower Procedures Policy, the management of the Company shall promptly and periodically communicate to all employees with access to accounting, payroll and financial information the means by which they may report any such irregularities. In the event an employee is uncomfortable for any reason reporting irregularities to his or her supervisor or other management of the Company, employees may report directly to any member of the Board of Directors of the Company. The identity of any employee reporting under these procedures will be maintained as confidential at the request of the employee,or may be made on an anonymous basis. Notice must be provided to all of the Company’s employees with access to accounting, payroll and financial information in respect of these procedures.

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

Board Leadership Structure

We currently have three Directors, one of whom is also an executive officer. Our Board has reviewed the Company’s current Board leadership structure. In light of the Company’s size, nature of the Company’s business, regulatory framework under which the Company operates, stockholder base, the Company’s peer group and other relevant factors, the Company has determined that this structure is currently the most appropriate Board leadership structure for our company. Nevertheless, the Board intends to carefully evaluate from time to time whether our current structure should be modified based on what the Board believes is best for the Company and our stockholders.

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

Compensation Committee

At December 31, 2022, the Company had no standing Compensation Committee. The Board establishes overall compensation policies and reviews and approves compensation recommendations by management. On February 1, 2023 the Board established a Compensation Committee, consisting of its independent director, Mr. Robert Hymers.

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

Compensation Consultants

We have not historically relied upon the advice of compensation consultants in determining Named Executive Officer compensation. Instead, the full Board reviews compensation levels and makes adjustments based on their personal knowledge of competition in the marketplace, publicly available information and informal surveys of human resource professionals.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at Electromedical Technologies, Inc., Attention: Mathew Wolfson, 16561 North 92nd Street, Suite 101, Scottsdale, AZ 85260. The Board shall review and respond to all correspondence received, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

Matthew Wolfson, is our chief executive officer, president, chief financial officer, chairman, secretary and treasurer.

Mr. Wolfson receives no compensation for serving as the Chairman and a Director of the Company. During the Director’s term, the Company reimburses the Director for all reasonable out-of-pocket expenses incurred by the Director in attending any in-person meetings, provided that the Director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses. Any reimbursements for allocated expenses (as compared to out-of-pocket expenses of the Director in excess of $500.00) must be approved in advance by the Company.

Executive Compensation Table

							Nonqualified
						Nonequity	deferred
				Stock	Option	incentive plan	compensation	All other
Name and principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Matthew Wolfson(3)	2022	$260,000	$133,751	$10,000	—	—	—	—	$403,751	(2)
Matthew Wolfson(3)	2021	$240,000	$105,042	$604,890	$—	$589,903	$—	$—	$1,539,835	(1)
(1)	On February 16, 2021, the Company issued Matthew Wolfson 1,100,000 shares of common stock registered on Form S-8 as compensation expense for a total of $604,890 or $0.5499 per share. In October 2021, the Company issued the Company’s CEO 5,000,000 cashless warrants at $0.025 per share. The Company paid the Company’s CEO an additional bonus of $105,042 during the year ended December 31, 2021.
(2)	In September 2022, the Company issued 500,000 shares of its Series A Preferred Stock to the Company’s CEO as compensation at $0.02 per share or $10,000.
(3)	In January 2023, the Company amended the CEO’s employment agreement to include the following:
o	Increased annual salary to $365,000
o	An annual bonus of 25 million shares of common stock for an increase in gross revenue of 10% or more over the previous years
o	Instituted a bonus plan that provides for monthly and quarterly cash bonuses based on certain growth requirements
o	A bonus of 10 million shares of common stock upon up listing to a senior stock exchange or successful reverse stock split
o	Issuance of the share of authorized Series "B" Preferred stock.
o	In the event of a change of control of the Company, a cash payment of at least $1.5 million, subject to increase or change by the disinterested board will be paid to the CEO.
o	A monthly automobile allowance of $2,000

Director Compensation Table

		Monthly
Directors	Title	Compensation
Matthew Wolfson	Employee Director	—	(2)
Lee Benson	Director	$5,000	(1)
Robert Hymers	Director	—	(3)
(1)	In June 2022, the Company entered into a one-year independent director agreement. The agreement requires the Company to issue the director $5,000 worth of registered shares for each month of service as compensation. Compensation expense totaling $31,935 has been recorded for the year ended December 31, 2022. On November 2, 2022, the Company issued 1,658,999 shares as payment for $25,000 in director compensation with the remaining $6,935 accrued to be settled upon issuance of shares Company of common stock. The agreement was mutually terminated in December 2022, upon the director’s resignation. The Company previously entered into a consulting agreement with this director for $60,000. During the year ended December 31, 2022, the Company settled the $60,000 liability by issuing 6,000,000 shares of its common stock. In addition, the Company issued the director 800,000 shares as payment for certain marketing funds advanced totaling $8,000
(2)	See Executive Compensation Table above
(3)	During the years ended December 31, 2022 and 2021, the Company issued 7,500,000 and 2,200,000 shares of common stock, respectively, at prices ranging from $0.035 to $0.64 per share, in conjunction with a consulting agreement for financial and strategic advisory services, with Mr. Hymers. Mr Gajic did not receive any compensation.

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Equity Awards at December 31, 2022

In September 2022, the Company issued 500,000 shares of its Series A Preferred Stock to Matthew Wolfson as compensation at $0.02 per share or $10,000.

On November 2, 2022, the Company issued 1,658,999 shares to Lee Benson under contract. During the year ended December 31, 2022, the Company settled a consulting liability for $60,000 by issuing 6,000,000 shares of its common stock. In addition, the Company issued the director 800,000 shares as payment for certain marketing funds advanced totaling $8,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

The following table is based on the number of shares outstanding totaling 189,784,529 as of December 31, 2022.

The following table sets forth certain information as of December 31, 2022 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock; and (ii) each director, director nominee, and Named Executive Officer. The footnotes below pertain to total shares, voting rights and conversion shares, and provide other explanations.

	Common
	Shares	Percent of	Series A	Series A	Voting		Voting
Name of Beneficial Owner	Owned	Common(1)	Owned	Votes(2)	Shares(3)(4)		Power(3)
Matthew Wolfson 7460 E Tuckey Ln Scottsdale, AZ 85250	15,406,250	8.12%	1,000,000	100,000,000	115,406,250	(4)	60.8	%(4)
1)	Based on 189,784,529 common shares outstanding December 31, 2022.
2)	Based on 100 votes of common share equivalents for each Series A Preferred held.
3)	Based on combined voting power of Mr. Wolfson’s common shares and common shares equivalent rights as a holder of Series A Preferred Shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2019, the Company entered into various promissory notes totaling $318,000 with a related party, Donald Steinberg the sole member and manager of Blue Ridge Enterprises, LLC (“Blue Ridge”), a California limited liability company. The Company entered into additional promissory notes with the related party for $84,500 and repaid $70,000 of promissory notes during the year ended December 31, 2020, for a total of $332,500 outstanding. On December 1, 2021, the Company entered into a settlement agreement with the related party to repay the then remaining balance of $231,500 plus $18,370 in accrued interest. Under the terms of the agreement, the total is to be settled in cash of $125,620 divided into two payments and 2,000,000 shares of Company stock at a conversion price of $0.062 per share. Cash payments totaling of $158,875, were made in 2021, with the remaining principal balance of $57,875 paid in January 2022. Interest expense totaled $0 and $18,590 for the years ended December 31, 2022 and 2021, respectively.

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

In October 2021, the Company issued Matthew Wolfson 5,000,000 cashless warrants at $0.025 per share.

In June 2022, the Company entered into a one-year independent director agreement in conjunction with the appointment of a new member to its Board of Directors. The agreement requires the Company to issue the director $5,000 worth of registered shares for each month of service as compensation. Compensation expense totaling $31.935 has been recorded for the year ended December 31, 2022. On November 2, 2022, the Company issued 1,658,999 shares as payment for $25,000 in director compensation with the remaining $6,935 accrued to be settled upon issuance of shares Company of common stock. The agreement was mutually terminated in December 2022, upon the director’s resignation. The Company previously entered into a consulting agreement with this director for $60,000. During the year ended December 31, 2022, the Company settled the $60,000 liability by issuing 6,000,000 shares of its common stock. In addition, the Company issued the director 800,000 shares as payment for certain marketing funds advanced totaling $8,000.

In September 2022, the Company issued 500,000 shares of its Series A Preferred Stock to Matthew Wolfson as compensation at $0.02 per share or $10,000.

In January 2023, the Company amended the CEO’s employment agreement to include the following:

●	Increased annual salary to $365,000
●	An annual bonus of 25 million shares of common stock for an increase in gross revenue of 10% or more over the previous years
●	Instituted a bonus plan that provides for monthly and quarterly cash bonuses based on certain growth requirements
●	A bonus of 10 million shares of common stock upon up listing to a senior stock exchange or successful reverse stock split

●	Issuance of the authorized Series “B” Preferred stock.

In the event of a change of control of the Company, a cash payment of at least $1.5 million, subject to increase or change by the disinterested board will be paid to the CEO.

In February 2023, the Company entered into a one-year consulting agreement under the Company’s Employee and Consultant Stock Ownership Plan, with an advisor and director in exchange for compensation of 35 million shares of common stock. The agreement includes a registration requirement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal yearsended December 31, :

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Audit fees (1)	$74,388	$46,750
Audit-related fees (2)	—	—
Tax fees (3)	$—	$—
All other fees (4)	$—	$4,368
(1)	Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements, the review of the interim financial statements included in quarterly reports and services that are normally provided by dbbmckennon in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC and non-SEC securities offerings.

As of the date of this Annual Report, the Company did not have a standing audit committee serving, and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures

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

Exhibit No.	Description of Exhibit	Location

3(i)	Certificate of Incorporation.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on August 23, 2017, converting from a limited liability company to a C corporation.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on November 1, 2019, designating Series A Preferred Shares.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on July 9, 2020, increasing authorized common stock to 50 million shares.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on December 3, 2020, increasing authorized common stock to 125 million shares.	Incorporated by reference from the Company’s Form 8-K filed December 3, 2020.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on October 14, 2021, increasing authorized common shares to 251 million shares.	Incorporated by reference from the Company’s 8-K filed October 14, 2021.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 21, 2022, increasing authorized common shares to 1 billion and one shares.	Incorporated by reference from the Company’s 8-K filed September 19, 2022.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 31, 2023, increasing authorized common shares to 2 billion and one shares.	Incorporated by reference from the Company’s 8-K filed January 26, 2023 .

3(ii)	Corporate Bylaws.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

4(vi)	Description of Securities	Incorporated by reference from the Company’s Form 8a-12g filed August 5, 2020.

10.1	October 14, 2021 Securities Purchase Agreement, Convertible Promissory Note, Common Stock Purchase Warrant, Mast Hill Fund, LP.	Incorporated by reference from the Company’s Form 8-K filed October 21, 2021.

10.2	November 10, 2021, Common Stock Purchase Agreement, White Lion Capital, LLC	Incorporated by reference from the Company’s Form 10-Q filed November 15, 2021.

10.3	November 10, 2021 Registration Rights Agreement, White Lion Capital, LLC	Incorporated by reference from the Company’s Form 10-Q filed November 15, 2021.

10.4	February 11, 2022, Promissory Note, Mast Hill Fund, LP.	Filed herewith

10.5	February 11, 2022, Warrant Agreement, Mast Hill Fund, LP	Filed herewith

10.6	February 11, 2022, Securities Purchase Agreement, Mast Hill Fund, LP	Filed herewith.

10.7	February 11, 2022, Second Warrant, Mast Hill Fund, LP	Filed herewith

10.8	February 11, 2022, Third Warrant, Mast Hill Fund, LP	Filed herewith.

10.9	March 3, 2022, Stock Purchase Agreement, Blue Lake Partners, LLP	Filed herewith

10.10	March 3, 2022, Promissory Note, Blue Lake Partners, LLP	Filed herewith

10.11	March 3, 2022, Warrant Agreement, Blue Lake Partners, LLP	Filed herewith

10.12	March 3, 2022, Second Warrant, Blue Lake Partners, LLP	Filed herewith

10.13	June 21, 2022 Settlement Agreement, JR-HD Enterprises III, LLC	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL as contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2023

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

Signature	Title	Date

/S/ Matthew Wolfson	Chief Executive Officer, Chief Financial Officer and Director	March 31, 2023
Matthew Wolfson