Form 10-Q
period 2023-03-31
Electromedical Technologies, Inc
filed 2023-05-12
CIK 1715819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023.

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

On May 12, 2023, 309,680,172 shares of common stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS

ELECTROMEDICAL TECHNOLOGIES, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,235,027	$368,425
Accounts receivable	5,826	9,444
Inventories	159,704	62,061
Prepaid expenses and other current assets	170,202	207,872
Total current assets	1,570,759	647,802

Property and equipment, net	—	705,469
Total assets	$1,570,759	$1,353,271

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$543,644	$266,744
Credit cards payable	34,632	37,633
Accrued expenses and other current liabilities	365,598	1,065,483
Customer deposits	134,000	217,588
Convertible promissory notes, net of discount of $215,660 and $375,865, respectively	1,365,193	1,304,909
Long term debt, current portion	—	31,818
Total current liabilities	2,443,067	2,924,175

Long-term liabilities:
Bank debt, net of current portion	—	489,707
Government debt, net of current portion	150,000	150,000
Other liabilities	10,600	10,234
Total liabilities	2,603,667	3,574,116

Commitments and contingencies (Note 9)	—	—

Stockholders’ deficit
Series A Preferred Stock, $.00001 par value, 1,000,000 shares authorized and outstanding	365,000	365,000
Series B Preferred Stock, $.00001 par value, 1 share authorized and 1 and 0 shares outstanding at March 31, 2023 and December 31, 2022, respectively	400,000	—
Common stock, $.00001 par value, 1,999,000,000 and 999,000,000 shares authorized; 296,886,686 and 189,784,529 shares outstanding at March 31, 2023 and December 31, 2022, respectively	2,967	1,896
Additional paid-in-capital	23,480,229	22,237,300
Accumulated deficit	(25,281,104)	(24,825,041)
Total stockholders’ deficit	(1,032,908)	(2,220,845)
Total liabilities and stockholders’ deficit	$1,570,759	$1,353,271

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

	2023	2022
Net sales	$378,646	$221,894

Cost of sales	87,696	67,641

Gross profit	290,950	154,253

Selling, general and administrative expenses	1,552,488	879,810

Loss from operations	(1,261,538)	(725,557)

Other income (expense)
Interest expense	(388,201)	(213,379)
Loss on extinguishment of debt	—	(205,600)
Gain on sale of fixed assets	1,193,676	—
Total other expense	805,475	(418,979)

Net loss	$(456,063)	$(1,144,536)
Deemed dividend related to warrant resets	—	(63,381)
Net loss attributable to common stockholders	(456,063)	(1,207,917)

Weighted average shares outstanding - basic and diluted	240,567,805	97,260,915
Weighted average loss per share - basic and diluted	$(0.002)	$(0.01)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

									Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance, December 31, 2022	$365,000	1,000,000	$—	—	$1,896	189,784,529	$22,237,300	$(24,825,041)	$(2,220,845)

Shares issued for consulting services	—	—	—	—	350	35,000,000	314,650	—	315,000

Share issued as CEO compensation	—	—	400,000	1	—	—	—	—	400,000

Shares issued in conjunction with settlement reset	—	—	—	—	461	46,102,156	697,539	—	698,000

Cashless warrant exercises	—	—	—	—	180	18,000,000	(180)	—	—

Trigger warrants issued	—	—	—	—	—	—	160,000	—	160,000

Conversion of convertible promissory note	—	—	—	—	50	5,000,000	49,950	—	50,000

Settlement of stock -based compensation liabilities	—	—	—	—	30	3,000,000	20,970	—	21,000

Net loss	—	—	—	—	—	—	—	(456,063)	(456,063)

Balance, March 31, 2023	$365,000	1,000,000	$400,000	1	$2,967	296,886,685	$23,480,229	$(25,281,104)	$(1,032,908)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

									Total
	Series A Preferred		Series B Preferred		Common Stock		Paid in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance, December 31, 2021	$355,000	500,000	$—	—	$876	87,725,842	$20,804,333	$(21,882,712)	$(722,503)

Shares issued for consulting services	—	—	—	—	106	10,600,000	356,794	—	356,900

Warrants issued in conjunction with convertible promissory notes	—	—	—	—	—	—	142,996	—	142,996

Warrants reset in conjunction with convertible promissory notes	—	—	—	—	—	—	63,381	(63,381)	—

Adoption of ASU 2020-06	—	—	—	—	—	—	(1,013,414)	634,059	(379,355)

Issuance of common stock for cash	—	—	—	—	15	1,500,000	42,751	—	42,766

Cashless warrant exercises	—	—	—	—	51	5,129,725	(51)	—	—

Stock-based compensation	—	—	—	—	—	—	4,703	—	4,703

Net loss	—	—	—	—	—	—	—	(1,144,536)	(1,144,536)

Balance, March 31, 2022	$355,000	500,000	$—	—	$1,048	104,955,567	$20,401,493	$(22,456,570)	$(1,699,029)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

	2023	2022
Cash flows from operating activities:
Net loss	$(456,063)	$(1,144,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	715,000	361,603
Depreciation and amortization	4,557	5,469
Loss on extinguishment of debt	—	205,600
Amortization of debt discount and warrant expense	320,204	164,710
Gain on sale of fixed assets	(1,193,676)	—
Other	876	—
Change in operating assets and liabilities:
Accounts receivable	3,618	3,295
Inventories	(97,643)	21,586
Prepaid expenses and other current assets	37,670	13,072
Accounts payable	276,900	59,466
Credit cards payable	(3,001)	3,403
Accrued expenses and other current liabilities	22,044	(33,400)
Customer deposits	(83,588)	21,850
Other liabilities	366	37
Net cash used in operating activities	(452,736)	(317,845)

Cash flows from investing activities:
Sale of property and equipment	1,894,588	—
Net cash provided by investing activities	1,894,588	—
Cash flows from financing activities:
Repayments on bank debt	(522,401)	(6,888)
Related party notes payable-net	—	(57,875)
Issuance of convertible promissory notes	—	494,220
Repayments on convertible promissory notes	(52,849)	(367,500)
Net cash provided by ( used in) financing activities	(575,250)	104,723

Net (decrease) increase in cash and cash equivalents	866,602	(213,122)

Cash and cash equivalents, beginning of period	368,425	383,170

Cash and cash equivalents, end of period	$1,235,027	$170,048

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$22,934	$72,308
Income taxes	$—	$—

Non-cash investing and financing activities:

January 1,2022 adoption of ASU 2020-06	$—	$379,355
Warrants, common stock and beneficial conversion feature issued in conjunction with convertible promissory notes	$—	$192,996
Settlement of stock-based compensation liabilities	$719,000	$—
Conversion of convertible promissory notes and accrued interest into shares of common stock	$50,000	$—

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

NOTE 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The accompanying unaudited financial statements of Electromedical Technologies, Inc. have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Rule 8-03 of Regulation S-X. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These interim financial statements should be read in conjunction with the audited annual financial statements of the Company as of and for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year.

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

Going Concern

Since inception, the Company has incurred approximately $21.5 million of accumulated net losses. In addition, during the three months ended March 31, 2023, the Company used $452,736 in operations and had a working capital deficit of $872,308. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all of its obligations as they come due for the next twelve months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.

As a result, there is significant uncertainty whether the entity will continue as a going concern and, therefore, whether it will realize its assets and settle its liabilities and commitments in the normal course of business and at the amounts stated in the financial statements.

Accordingly, no adjustments have been made to the financial statements relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might be necessary should the entity not continue as a going concern. At this time, management is of the opinion that no asset is likely to be realized for an amount less than the amount at which it is recorded in the financial statements as at March 31, 2023.

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

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, when performance obligations are satisfied through the transfer of promised goods to the Company’s customers. Control transfers upon shipment of product and when the title has been passed to the customers. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue is recorded net of sales taxes collected from customers on behalf of taxing authorities, allowance for estimated returns, chargebacks, and markdowns based upon management’s estimates and the Company’s historical experience. The Company’s liability for sales return refunds is recognized within other current liabilities, and an asset for the value of inventory which is expected to be returned is recognized within other current assets on the balance sheets. The Company generally allows a 30 day right of return to its customers. As of both March 31, 2023 and December 31, 2022 the sales returns allowance was $6,990.

Certain larger customers pay in advance for future shipments. These advance payments totaled $134,000 and $217,588 at March 31, 2023 and December 31, 2022, respectively, and are recorded as customer deposits in the accompanying balance sheets. Revenue related to these advance payments is recognized upon shipment to the distributor or the end-customer.

At the completion of the initial three-year warranty, the Company sells extended warranties for periods ranging from one to three years. Revenue is recognized on a straight-line basis over the term of the contract. At March 31, 2023 and December 31, 2022, deferred revenue of $23,375 and $23,313 is recorded, respectively, in current and long-term liabilities in the accompanying balance sheets, in connection with these extended warranties.

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

Significant customer sales as a percentage of total sales are as follows:

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Customer A	18.8%	17.8%
Customer B	10.2%	17.4%

Amounts due these customers totaled $12,642 and $13,342, at March 31, 2023 and December 31, 2022, respectively, for commissions and reimbursements. No amounts were due from these customers at March 31, 2023 and December 31, 2022. Customer deposits on hand from these customers totaled $28,750 and $73,385 at March 31, 2023 and December 31, 2022, respectively. The loss of these customers would have a significant impact on the operations and cash flows of the Company.

The Company’s supplier concentrations expose the Company to business risks, which the Company mitigates by attempting to diversify its supply chain. Significant supplier purchases as a percentage of total inventory purchases are as follows:

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Supplier A	64.0%	86.2%
Supplier D	25.5%	—

There were no amounts outstanding due these suppliers at March 31, 2023 and December 31, 2022. The loss of key vendors may have a significant impact on the operations and cash flows of the Company.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined based on the first-in, first-out cost flow assumption (“FIFO”) while market is determined based upon the estimated net realizable value less an allowance for selling and distribution expenses and a normal gross profit. The Company evaluates the need for inventory reserves associated with obsolete, slow moving, and non-sellable inventory by reviewing estimated net realizable values on a periodic basis. As of March 31, 2023 and December 31, 2022, the Company believes there are no excess and obsolete inventories and accordingly, did not record an inventory reserve. Inventories consist of purchased finished goods.

Sales Taxes

Sales taxes for the three months ended March 31, 2023 and 2022, were recorded on a net basis. Included in accrued expenses at both March 31, 2023 and December 31, 2022 is approximately $61,000 related to sales taxes.

Warranty

The Company warranties the sale of most of its products and records an accrual for estimated future claims. The standard warranty is typically for a period of three years. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The Company recorded a liability as of March 31, 2023 and December 31,2022 of $17,604 and $12,678, respectively. The expense is included in cost of sales in the statements of operations and within accrued expenses on the accompanying balance sheets.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of March 31, 2022 and December 31, 2022, diluted net loss per share is the same as basic net loss per share for each period.

Conversion of outstanding warrants, stock options and convertible promissory notes at March 31, 2023 may result in an estimated 179.0 million additional shares of common stock outstanding.

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

NOTE 3.PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31,	December 31,
	2023	2022
Building	$—	$875,000
Furniture and equipment	24,987	24,987
	24,987	899,987
Less: accumulated depreciation and amortization	(24,987)	(194,518)
	$—	$705,469

On March 15, 2023, the Company entered into an agreement to sell the building of its principal offices at a purchase price of $2 million and net proceeds of $1,363,818, upon repayment in full of the Company’s bank debt. The sale resulted in a realized gain of $1,193,676, which has been recorded as other income on the accompanying statement of operations.

Depreciation and amortization expense related to property and equipment was $4,557 and $5,469 for the three -months ended March 31,2023 and 2022, respectively. Depreciation and amortization are included in selling, general and administrative expenses on the accompanying statements of operations.

NOTE 4.NOTES PAYABLE

Convertible Promissory Notes

The aggregate of convertible promissory notes is as follows:

	March 31,	December 31,
Convertible promissory notes	2023	2022
Principal balance	$1,580,853	$1,680,774
Debt discount balance	(215,660)	(375,865)
Net Notes balance	$1,365,193	$1,304,909

The Net Notes balance at March 31, 2023 is comprised of the following:

	Principal	Debt Discount	Net
Pre 2020	$50,000	$—	$50,000
October 2021	73,336	—	73,336
February 2022	44,882	—	44,882
March 2022	307,500	—	307,500
July 2022	33,135	(4,874)	28,261
August 2022	176,000	(30,279)	145,721
September 2022	896,000	(180,507)	715,493
	$1,580,853	$(215,660)	$1,365,193

The Net Notes balance at December 31, 2022 is comprised of the following:

	Principal	Debt Discount	Net
Pre 2020	$50,000	$—	$50,000
October 2021	73,336	—	73,336
February 2022	91,953	(7,721)	84,232
March 2022	307,500	(29,510)	277,990
July 2022	85,985	(9,443)	76,542
August 2022	176,000	(51,405)	124,595
September 2022	896,000	(277,786)	618,214
	$1,680,774	$(375,865)	$1,304,909

As of the date of this filing, the Company is currently in default with one its lenders, for non-payment of two matured convertible promissory notes issued on October 13, 2021, and February 11, 2022, with principal and interest due in the amounts of $78,753 and $46,151 respectively. Further, and as a result of the Company's sale of its real property on March 15, 2023, the Company is in default with its unmatured convertible promissory note issued to the lender on September 15, 2022. The convertible promissory notes issued to the lender all contain provisions for default amounts equal to the principal amounts, plus accrued interest, and default interest, through the date of repayment, multiplied by 125% as well as terms that could impact the conversion price of the instruments.

Separately, and also as a result of the Company's sale of its real property on March 15, 2023, the Company is in default respecting convertible promissory notes issued to two lenders on March 10, 2022, and August 8, 2022, in the principal amounts of $307,500 and $176,000, respectively, each not including interest due. One convertible note included a cross-default provision which required the Company to remit full repayment of interest and principal due through the date of full repayment multiplied by 125% as well as terms that could impact the conversion price of the instruments.

As of the date of this filing, the note holders have agreed to temporarily waive the respective defaults, including principal, interest, default penalties, and default amounts, and to enter into negotiations to reform the respective outstanding convertible notes payable.  Accordingly, no amounts were accrued as a result of the defaults.

During the year ended December 31, 2022, the subsequent issuance of convertible promissory notes with warrant exercises and stock issuances triggered a conversion price reset on certain convertible promissory notes to $0.01 per share. Retroactive issuance of 3,700,000 shares were issued in conjunction with certain 2022 conversions at $0.015 per share. See Note 10.

NOTE 5.LONG-TERM DEBT

Government Debt

In June 2020, the Company received a $150,000 economic injury disaster loan (“EIDL”). The loan accrues interest at a rate of 3.75% annually and is collateralized by all personal property and intangible assets of the Company. The loan has a 30-month moratorium on payments, after which monthly principal and interest payments of $731 will be made through the maturity date of June 2050. Interest expense totaled $1,387 and $1,462 for the three months ended March 31, 2023 and 2022, respectively.

Bank Debt

In September 2015, the Company entered into a credit agreement for a $700,000 term loan with a financial institution. Payment terms consist of monthly payments in arrears of $3,547 for the first year outstanding. The monthly payment then increases to $4,574 until the term loan matures on September 30, 2025, in which the remaining unpaid principal balance and accrued interest is due. The interest rate for the first year was 1.99% per annum and increased to 4.95% per annum for the remaining life of the term loan. The term loan is collateralized by a deed of trust in the office building. The proceeds were used to purchase a building for which the Company’s operations are located. The net principal balance outstanding on the term loan at March 31, 2023 and December 31, 2022 was $0 and $521,525, respectively.

On March 15, 2023, the Company entered into an agreement to sell the building of its principal offices at a purchase price of $2 million and net proceeds of $1,363,818, upon repayment in full of the Company’s bank debt.  Principal and interest totaling $524,585 were paid in conjunction with the sale. Interest expense totaled $12,802 and $6,753 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 6.RELATED PARTY TRANSACTIONS

In January 2023, the Company issued one share of Series B Preferred stock to the Company’s CEO.  Compensation expense of $400,000 has been recorded as selling, general and administrative expense in the accompanying statement of operations.  The fair value of the Series B Preferred stock was calculated in accordance with fair value defined by the Financial Accounting Standards Board (“FASB”) in ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”) based on the market approach.

The Company paid the Company’s CEO a bonus of $10,000 and $58,380 during the three months ended March 31,2023 and 2022, respectively.

In February 2023, the Company entered into a one-year consulting agreement under the Company’s Employee and Consultant Stock Ownership Plan, with an advisor and director in exchange for compensation of 35 million shares of common stock at a basis of $0.01 per share. The value of the compensation totaling $315,000 has been recorded in selling, general and administrative expenses in the Company’s statement of operations. The fair market value of the shares was determined based on the Company’s closing price on the date of issuance.

The agreement includes a registration requirement.

NOTE 7.STOCKHOLDERS’ DEFICIT

In January 2023, the Company issued one share of Series B Preferred stock to the Company’s CEO. See Note 6.

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

Trigger warrants to purchase a total of 25,000,000 shares of common stock, became exercisable as of March 31, 2023, as the convertible promissory notes were not paid in full at the maturity dates. See Note 8.

In February 2023, the Company entered into a one-year consulting agreement under the Company’s Employee and Consultant Stock Ownership Plan, with an advisor and director in exchange for compensation of 35 million shares of common stock at a basis of $0.01 per share. See Note 6.

During the three months ended, March 31, 2022, the Company issued 10,600,000 shares of common stock, at prices ranging from $0.029-$0.035 per share, in conjunction with an agreement for financial advisory consulting services. The fair market value of the shares totaling $356,900 was determined based the on the Company’s closing price on the dates of issuance and has been recorded as selling, general and administrative expenses in the accompanying statement of operations.

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

No options were granted during the three months ended March 31, 2023.

The Company recorded pretax stock compensation expense related to stock options of $0 and $4,703 during the three months ended March 31, 2023 and 2022, respectively. Stock-based compensation is included in selling, general, and administrative expense in the accompanying statements of operations. Stock-based compensation expense is based on awards ultimately expected to vest.

Warrants

During the three months ended March 31, 2023, warrants to purchase 25,000,000 shares of the Company’s common stock in conjunction with previously issued convertible promissory notes were triggered. The warrants entitle the holders to each purchase the shares of the Company’s common stock at an exercise price of $0.01 per share. The warrants expire in February and March 2028.

The warrants qualified for equity accounting as the warrants did not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The warrants were measured at fair value at the trigger dates and classified as equity.

The underlying notes matured prior to the trigger dates. The Company valued the warrants using a Black Scholes Merton pricing model and recorded the warrants as interest expense in the accompanying statement of operations. The following table summarizes the assumptions used in the valuation model to determine the fair value of the warrants:

Fair Value of Common Share	$0.006-0.009
Exercise Price	$0.01
Risk Free Rate	3.92-3.96%
Expected Life (Yrs.)	5.0
Volatility	130.0%

The fair value of the warrants of $160,000 has been recorded as interest expense.

The following table summarizes the information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable at March 31, 2023:

Date Issued	Exercise Price	Number Outstanding	Expiration Date
December 1, 2018	$0.01	170,000	December 1, 2023
May 1, 2020	$0.52	100,000	May 1, 2025
October 1, 2021	$0.025	9,000,000	October 1, 2026
October 17, 2021	$0.025	450,000	October 17, 2024
August 10, 2022, 2022	$0.01	3,336,843	August 10, 2027
September 29, 2022, 2022	$0.01	2,780,690	September 29,2027
February 11, 2023	$0.01	500,000	February 11, 2028
March 10, 2023	$0.01	12,500,000	March 10, 2028
		28,837,533

Retroactive application of the reset rate to a 2022 exercise resulted in an additional 375,000 shares to be issued. See Note 10.

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
		27,837,533

NOTE 9.COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into a product development agreement with payments totaling approximately $300,000. The agreement requires that approximately $150,000 of the payments be made in conjunction with certain development milestones which the Company expects to meet over the next twelve months. The remainder is to be paid in conjunction with future new product sales.

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

On May 8, 2023, the Company issued 4,075,000 shares related to reset adjustments of prior warrant and convertible note payable conversions. See Notes 4 and Note 8.

On May 9, 2023, convertible notes payable totaling $20,000 were converted into 8,718,487 shares of common stock at a conversion price of $0.00238 per share.

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

Results of Operations

Overview and Financial Condition

Going Concern

Since inception, the Company has incurred approximately $21.5 million of accumulated net losses. In addition, during the three months ended March 31, 2023, the Company used $452,736 in operations and had a working capital deficit of $872,308. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all of its obligations as they come due for the next twelve months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.

As a result, there is significant uncertainty whether the entity will continue as a going concern and, therefore, whether it will realize its assets and settle its liabilities and commitments in the normal course of business and at the amounts stated in the financial statements.

Accordingly, no adjustments have been made to the financial statements relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might be necessary should the entity not continue as a going concern. At this time, management is of the opinion that no asset is likely to be realized for an amount less than the amount at which it is recorded in the financial statements at March 31, 2023.

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

The following table sets forth the unaudited results of our operations for the three months ended March 31,

	2023	2022
Net Sales	$378,646	$221,894
Cost of goods sold:	87,696	67,641
Gross profit	290,950	154,253
Operating Expenses	1,552,488	879,810

Loss from operations	(1,261,538)	(725,557)
Other expense	805,475	(418,979)
Net Loss	$(456,063)	$(1,144,536)

Operating Results

January 1,2023 through March 31, 2023 Compared to January 1, 2022 through March 31, 2022

Our sales totaled $378,646 for the three months ended March 31,2023 and $221,894 for the three months ended March 31, 2022, an increase of $156,752 or 71% The increase is primarily related to an increase in units sold, as well as an increase in average selling price.

Cost of sales and gross margins for the three months ended March 31,2023 and for the three months ended March 31,2022 were $87,696 and 77% and $67,641 and 70%, respectively. Our cost of sales consists of the cost of materials and distribution expenses. Cost of sales and gross margins are affected by product mix as well as the mix in the level of sales between commissioned agents and distributors.  In addition, increased freight and customs charges impacted 2022 period margins.

The following table sets forth the operating expenses for the three months ended March 31:

	2023	2022	Change
Marketing	$5,875	$3,238	$2,637
Commissions	55,100	41,733	13,367
Payroll related	653,906	254,589	399,317
Consulting and professional fees	455,290	529,459	(74,169)
Research and development	289,934	15,000	274,934
Other operating expenses	92,383	35,791	56,592
	$1,552,488	$879,810	$672,678

The following table sets forth the stock- based compensation expense included in the above operating expenses for the three months ended March 31:

	2023	2022	Change
Payroll related	400,000	4,703	395,297
Consulting and professional fees	315,000	356,900	(41,900)
	$715,000	$361,603	$353,397

Selling, general and administrative expenses consist primarily of payroll related expenses, commissions, consulting and professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $1,552,488 for the three months ended March 31,2023 and $879,810 for the three months ended March 31,2022 an increase of $672,678 or about 76%. The change is primarily due to an increase in payroll related stock-based compensation costs of $400,000, research and development costs of $274,934 and other costs of $56,592, partially offset by a decrease in consulting and professional fees of $74,169.

The increase in research and development costs relates to payments made under its product development agreement as new milestones were met. The increase in other operating expenses consists primarily of an increase in insurance related to D&O insurance and travel and entertainment and trade show costs reflecting expanded sales and marketing efforts.

Stock-based compensation expense for the three months ended March 31, 2023, includes $315,000 related to a consulting agreement with an advisor and director and $400,000 related to the issuance of a share of Series B Preferred stock to the Company’s CEO. Stock-based compensation expense for the three months ended March 31,2022 includes $356,900 for shares of common stock issued to a third parties for consulting and financial advisory services.

Other expense decreased by $1,224,454 primarily due to a gain on the sale of the Company’s building of $1,193,676, partially offset by an increase in interest expense of $174,822. The increase in interest expense reflects $160,000 related to the valuation of certain trigger warrants for matured convertible notes payable

As a result of the foregoing, we recorded a net loss of $456,063 for the three months ended March 31, 2023, compared to a net loss of $1,144,536 for the three months ended March 31, 2022. The decrease in net loss is primarily attributed to the gain on sale of fixed assets and increased gross profit, partially offset by increased operating expenses.

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

Liquidity and Capital Resources

During the three months ended March 31,2023 our cash and cash equivalents increased by $866,602 reflecting cash used in operations of $452,736 and cash used in financing activities of $575,250, offset by cash provided from the sale of the Company’s building of $1,894,588. At March 31, 2023, the Company had a working capital deficit of $872,308 and cash on hand of $1,235,027. During the three months ended March 31, 2022, our cash and cash equivalents increased by $213,122, reflecting cash used in operations of $317,845, partially offset by net proceeds from financing activities of $104,723.

Operating Activities

Cash flows used in operating activities totaled $452,736 for the three months ended March 31,2023 as compared to cash flows used of $317,845 or the three months ended March 31, 2022. The change in cash flows used in operating activities is primarily the result of an increase in inventory purchases, increases in accounts payable and accrued liabilities, decreases in customer deposits as well as an increase in the loss from operations, excluding stock-based compensation expense.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2023 totaled $1,894,588 related to the gross proceeds from the sale of the Company’s building before payment of the outstanding long-term bank debt secured by the building. There were no investing activities in the 2022 period.

Financing Activities

The cash flows used in the 2023 period are primarily the result of the $522,401 repayment of the long- term bank debt related to the building as part of the March 2023 sale and convertible notes payable payments totaling $52,849.

Cash flows used in financing activities totaled $575,250 for the three months ended March 31,2023 as compared to cash flows provided by financing activities of $104,723 for the three months ended March 31, 2022. The cash flows provided in the 2022 period reflect $494,220 in net proceeds from convertible promissory notes and $42,766 from the sale of common stock, partially offset by repayment of convertible promissory notes and related party notes payable totaling $425,375.

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

As of the period ended March 31, 2023 our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures, to determine the existence of any material weaknesses or significant deficiencies. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Based on this evaluation, the Company’s management concluded its internal controls over financial reporting were not effective as of March 31, 2023. The ineffectiveness of the Company’s internal control over financial reporting was due to the following identified material weaknesses and significant deficiencies:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.	Description of Exhibit	Location

3(i)	Certificate of Incorporation.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on August 23, 2017, converting from a limited liability company to a C corporation.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on November 1, 2019, designating Series A Preferred Shares.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on July 9, 2020, increasing authorized common stock to 50 million shares.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on December 3, 2020, increasing authorized common stock to 125 million shares.	Incorporated by reference from the Company’s Form 8-K filed December 3, 2020.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on October 14, 2021, increasing authorized common shares to 251 million shares.	Incorporated by reference from the Company’s 8-K filed October 14, 2021.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 21, 2022, increasing authorized common shares to 1 billion and one shares.	Incorporated by reference from the Company’s 8-K filed September 19, 2022.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 31, 2023, increasing authorized common shares to 2 billion and one shares.	Incorporated by reference from the Company’s 8-K filed January 26, 2023 .

3(ii)	Corporate Bylaws.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

4(vi)	Description of Securities	Incorporated by reference from the Company’s Form 8a-12g filed August 5, 2020.

10.1	October 14, 2021, Securities Purchase Agreement, Convertible Promissory Note, Common Stock Purchase Warrant, Mast Hill Fund, LP.	Incorporated by reference from the Company’s Form 8-K filed October 21, 2021.

10.2	November 10, 2021, Common Stock Purchase Agreement, White Lion Capital, LLC	Incorporated by reference from the Company’s Form 10-Q filed November 15, 2021.

10.3	November 10, 2021, Registration Rights Agreement, White Lion Capital, LLC	Incorporated by reference from the Company’s Form 10-Q filed November 15, 2021.

10.4	February 11, 2022, Promissory Note, Mast Hill Fund, LP.	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023

10.5	February 11, 2022, Warrant Agreement, Mast Hill Fund, LP	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023

10.6	February 11, 2022, Securities Purchase Agreement, Mast Hill Fund, LP	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023.

10.7	February 11, 2022, Second Warrant, Mast Hill Fund, LP	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023

10.8	February 11, 2022, Third Warrant, Mast Hill Fund, LP	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023.

10.9	March 3, 2022, Stock Purchase Agreement, Blue Lake Partners, LLP	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023

10.10	March 3, 2022, Promissory Note, Blue Lake Partners, LLP	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023

10.11	March 3, 2022, Warrant Agreement, Blue Lake Partners, LLP	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023

10.12	March 3, 2022, Second Warrant, Blue Lake Partners, LLP	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023

10.13	June 21, 2022, Settlement Agreement, JR-HD Enterprises III, LLC	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [included in Exhibit 32.1].	Filed herewith.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL as contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2023

ELECTROMEDICAL TECHNOLOGIES INC.

By:	/s/ Matthew Wolfson
Matthew Wolfson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew Wolfson
Matthew Wolfson
Chief Financial Officer
(Principal Financial and Accounting Officer)