Form 10-Q
period 2023-06-30
Electromedical Technologies, Inc
filed 2023-08-21
CIK 1715819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number 000-56192

ELECTROMEDICAL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation)	5047 (Primary Standard Industrial Classification Code Number)	82-2619815 (I.R.S. Employer Identification No.)

16561 N. 92nd Street, Ste. 101
Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

888-880-7888

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(g) of the Act

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which Registered
Common Stock	EMED	None

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

On August 17, 2023, 471,495,857 shares of common stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS

ELECTROMEDICAL TECHNOLOGIES, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$416,256	$368,425
Accounts receivable	25,788	9,444
Inventories	113,151	62,061
Prepaid expenses and other current assets	326,801	207,872
Total current assets	881,996	647,802

Property and equipment, net	149,705	705,469
Total assets	$1,031,701	$1,353,271

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$269,498	$266,744
Credit cards payable	20,769	37,633
Accrued expenses and other current liabilities	663,604	1,065,483
Customer deposits	237,650	217,588
Convertible promissory notes, net of discount of $0 and $375,865, respectively	1,412,601	1,304,909
Long term debt, current portion	—	31,818
Derivative liabilities- convertible promissory notes	549,604	—
Total current liabilities	3,153,726	2,924,175

Long-term liabilities:
Bank debt, net of current portion	—	489,707
Government debt, net of current portion	150,000	150,000
Other liabilities	9,998	10,234
Total liabilities	3,313,724	3,574,116

Commitments and contingencies (Note 10)	—	—

Stockholders’ deficit
Series A Preferred Stock, $.00001 par value, 1,000,000 shares authorized and outstanding	365,000	365,000
Series B Preferred Stock, $.00001 par value, 1 share authorized and 1 and 0 shares outstanding at June 30, 2023 and December 31, 2022, respectively	400,000	—
Common stock, $.00001 par value, 1,999,000,000 and 999,000,000 shares authorized; 432,493,896 and 189,784,529 shares outstanding at June 30, 2023 and December 31, 2022, respectively	4,323	1,896
Additional paid-in-capital	23,693,025	22,237,300
Accumulated deficit	(26,744,371)	(24,825,041)
Total stockholders’ deficit	(2,282,023)	(2,220,845)
Total liabilities and stockholders’ deficit	$1,031,701	$1,353,271

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Net sales	$294,954	$225,251	$673,600	$447,145

Cost of sales	62,519	45,335	150,215	112,976

Gross profit	232,435	179,916	523,385	334,169

Selling, general and administrative expenses	573,838	463,179	2,126,326	1,342,989

Loss from operations	(341,403)	(283,263)	(1,602,941)	(1,008,820)

Other income (expense)
Interest expense	(284,487)	(136,468)	(672,688)	(349,847)
Gain on sale of fixed asset	—	—	1,193,676	—
Change in fair value of derivative liabilities	(126,958)	—	(126,958)	—
Loss on derivative liabilities	(366,958)	—	(366,958)	—
Other expense	(340,000)	—	(340,000)	—
Loss on extinguishment of debt	—	(116,200)	—	(321,800)
Total other expense	(1,118,403)	(252,668)	(312,928)	(671,647)

Net loss	$(1,459,806)	$(535,931)	$(1,915,869)	$(1,680,467)
Deemed dividend related to warrant resets	(3,461)	—	(3,461)	(63,381)
Net loss attributable to common stockholders	$(1,463,267)	$(535,931)	$(1,919,330)	$(1,743,848)

Weighted average shares outstanding - basic and diluted	335,001,567	114,596,514	288,045,553	105,976,603
Weighted average loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

									Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance, December 31, 2022	$365,000	1,000,000	$—	—	$1,896	189,784,529	$22,237,300	$(24,825,041)	$(2,220,845)

Shares issued for consulting services	—	—	—	—	350	35,000,000	314,650	—	315,000

Share issued as CEO compensation	—	—	400,000	1	—	—	—	—	400,000

Shares issued in conjunction with settlement reset	—	—	—	—	461	46,102,156	697,539	—	698,000

Cashless warrant exercises	—	—	—	—	180	18,000,000	(180)	—	—

Trigger warrants issued	—	—	—	—	—	—	160,000	—	160,000

Conversion of convertible promissory note	—	—	—	—	50	5,000,000	49,950	—	50,000

Settlement of stock -based compensation liabilities	—	—	—	—	30	3,000,000	20,970	—	21,000

Net loss	—	—	—	—	—	—	—	(456,063)	(456,063)

Balance, March 31, 2023	$365,000	1,000,000	$400,000	1	$2,967	296,886,685	$23,480,229	$(25,281,104)	$(1,032,908)

Conversion of convertible promissory notes	—	—	—	—	1,315	131,532,211	209,376	—	210,691

Conversion true-up	—	—	—	—	41	4,075,000	(41)	—	—

Warrant reset	—	—	—	—	—	—	3,461	(3,461)	—

Net loss	—	—	—	—	—	—	—	(1,459,806)	(1,459,806)

Balance, June 30, 2023	$365,000	1,000,000	$400,000	1	$4,323	432,493,896	$23,693,025	$(26,744,371)	$(2,282,023)

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

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

	2023	2022
Cash flows from operating activities:
Net loss	$(1,915,869)	$(1,680,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	715,000	406,603
Depreciation and amortization	4,557	10,938
Loss on extinguishment of debt	—	321,800
Amortization of debt discount and warrant expense	535,865	254,585
Change in fair value of derivative liabilities	126,958	—
Loss on derivatives	366,958	—
Gain on sale of fixed assets	(1,193,676)	—
Other	11,875	—
Change in operating assets and liabilities:
Accounts receivable	(16,344)	7,797
Inventories	(51,090)	58,955
Prepaid expenses and other current assets	(118,929)	7,927
Accounts payable	2,754	66,348
Credit cards payable	(16,864)	29,784
Accrued expenses and other current liabilities	440,077	8,114
Customer deposits	20,062	90,850
Other liabilities	—	1,001
Net cash used in operating activities	(1,088,666)	(415,765)

Cash flows from investing activities:
Purchase of property and equipment	(149,705)	—
Sale of property and equipment	1,894,588	—
Net cash provided by investing activities	1,744,883	—
Cash flows from financing activities:
Repayments on bank debt	(522,401)	(13,787)
Related party notes payable-net	—	(57,875)
Issuance of convertible promissory notes	—	494,220
Repayments on convertible promissory notes	(85,985)	(367,500)
Issuance of common stock for cash -net	—	42,766
Net cash (used in) provided by financing activities	(608,386)	97,824
Net increase (decrease) in cash and cash equivalents	47,831	(317,941)

Cash and cash equivalents, beginning of period	368,425	383,170

Cash and cash equivalents, end of period	$416,256	$65,229

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$31,574	$79,402
Income taxes	$—	$—

Non-cash investing and financing activities:

January 1,2022 adoption of ASU 2020-06	$—	$379,355
Warrants and common stock feature issued in conjunction with convertible promissory notes	$—	$350,796
Settlement of stock-based compensation liabilities	$719,000	$—
Conversion of convertible promissory notes, derivatives and accrued interest into shares of common stock	$260,691	$668,370

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

NOTE 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The accompanying unaudited financial statements of Electromedical Technologies, Inc. have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Rule 8-03 of Regulation S-X. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These interim financial statements should be read in conjunction with the audited annual financial statements of the Company as of and for the year ended December 31, 2022. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year.

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

Going Concern

Since inception, the Company has incurred approximately $23.0 million of accumulated net losses. In addition, during the six months ended June 30, 2023, the Company used $1,088,666 in operations and had a working capital deficit of $2,271,730. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all of its obligations as they come due for the next twelve months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.

As a result, there is significant uncertainty whether the entity will continue as a going concern and, therefore, whether it will realize its assets and settle its liabilities and commitments in the normal course of business and at the amounts stated in the financial statements.

Accordingly, no adjustments have been made to the financial statements relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might be necessary should the entity not continue as a going concern. At this time, management is of the opinion that no asset is likely to be realized for an amount less than the amount at which it is recorded in the financial statements as at June 30, 2023.

Revenue Recognition

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, when performance obligations are satisfied through the transfer of promised goods to the Company’s customers. Control transfers upon shipment of product and when the title has been passed to the customers. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue is recorded net of sales taxes collected from customers on behalf of taxing authorities, allowance for estimated returns, chargebacks, and markdowns based upon management’s estimates and the Company’s historical experience. The Company’s liability for sales return refunds is recognized within other current liabilities, and an asset for the value of inventory which is expected to be returned is recognized within other current assets on the balance sheets. The Company generally allows a 30 day right of return to its customers. As of both June 30, 2023 and December 31, 2022 the sales returns allowance was $6,990.

Certain larger customers pay in advance for future shipments. These advance payments totaled $237,650 and $217,588 at June 30, 2023 and December 31, 2022, respectively, and are recorded as customer deposits in the accompanying balance sheets. Revenue related to these advance payments is recognized upon shipment to the distributor or the end-customer.

At the completion of the initial three-year warranty, the Company sells extended warranties for periods ranging from one to three years. Revenue is recognized on a straight-line basis over the term of the contract. At June 30, 2023 and December 31, 2022, deferred revenue of $22,468 and $23,313 is recorded, respectively, in current and long-term liabilities in the accompanying balance sheets, in connection with these extended warranties.

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

Significant customer sales as a percentage of total sales are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Customer A	17.1%	21.0%	18.1%	19.4%
Customer B	10.9%	14.9%	10.5%	16.2%
Customer D	—	11.4%	—	—

Amounts due these customers totaled $19,442 and $13,342 at June 30, 2023 and December 31, 2022, respectively for commissions and reimbursements. Amounts due from these customers totaled $7,560 and $0 at June 30, 2023 and December 31, 2022, respectively. Customer deposits on hand from these customers totaled $132,950 and $77,025 at June 30, 2023 and December 31, 2022, respectively. The loss of these customers would have a significant impact on the operations and cash flows of the Company.

The Company’s supplier concentrations expose the Company to business risks, which the Company mitigates by attempting to diversify its supply chain. Significant supplier purchases as a percentage of total inventory purchases are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Supplier A	3.8%	0.0%	24.1%	72.7%
Supplier D	92.9%	0.0%	70.1%	0.0%

There were no amounts outstanding due these suppliers at June 30, 2023 and December 31, 2022. The loss of key vendors may have a significant impact on the operations and cash flows of the Company.

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

Disclosure of Fair Value

The disclosure requirements within Accounting Standards Codification (ASC) Topic 820-10, Fair Value Measurement, require disclosure of estimated fair values of certain financial instruments. For financial instruments recognized at fair value in the Company’s statements of operations, the disclosure requirements of ASC Topic 820-10 also apply. The methods and assumptions are set forth below:

●	Cash and cash equivalents are carried at cost, which approximates fair value.
●	The carrying amounts of receivables approximate fair value due to their short-term maturities.
●	The carrying amounts of payables approximate fair value due to their short-term maturities.
●	Derivative liabilities are adjusted to fair value utilizing the Lattice method

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

The following table presents changes during the six months ended June 30, 2023 in Level 3 liabilities measured at fair value on a recurring basis:

Fair value- December 31, 2022	$—
Derivative liabilities in conjunction with convertible promissory note defaults	491,846
Conversion of convertible promissory notes	(69,200)
Change in fair value of derivative liabilities	126,958
Fair value- June 30, 2023	$549,604

The levels of the fair value hierarchy into which the Company’s assets and liabilities fall as of June 30, 2023, are as follows:

	Level 1	Level 2	Level 3	Total
Liabilities

Derivative liabilities – convertible promissory notes	$—	$—	$549,604	$549,604

Total fair value	$—	$—	$549,604	$549,604

Inventories

Inventories are stated at the lower of cost or market. Cost is determined based on the first-in, first-out cost flow assumption (“FIFO”) while market is determined based upon the estimated net realizable value less an allowance for selling and distribution expenses and a normal gross profit. The Company evaluates the need for inventory reserves associated with obsolete, slow moving, and non-sellable inventory by reviewing estimated net realizable values on a periodic basis. As of June 30, 2023 and December 31, 2022, the Company believes there are no excess and obsolete inventories and accordingly, did not record an inventory reserve. Inventories consist of purchased finished goods.

Sales Taxes

Sales taxes for the three and six month periods ended June 30, 2023 and 2022, were recorded on a net basis. Included in accrued expenses at both June 30, 2023 and December 31, 2022 is approximately $61,000 related to sales taxes.

Warranty

The Company warranties the sale of most of its products and records an accrual for estimated future claims. The standard warranty is typically for a period of three years. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The Company recorded a liability as of June 30, 2023 and December 31,2022 of $16,779 and $12,678, respectively. The expense is included in cost of sales in the statements of operations and within accrued expenses on the accompanying balance sheets.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of June 30, 2022 and December 31, 2022, diluted net loss per share is the same as basic net loss per share for each period.

Conversion of outstanding warrants, stock options and convertible promissory notes at June 30, 2023 may result in an estimated 1,633,797,033 additional shares of common stock outstanding.

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

NOTE 3.PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30,	December 31,
	2023	2022
Building	$—	$875,000
Tooling	149,705	—
Furniture and equipment	24,987	24,987
	174,692	899,987
Less: accumulated depreciation and amortization	(24,987)	(194,518)
	$149,705	$705,469

On March 15, 2023, the Company entered into an agreement to sell the building of its principal offices at a purchase price of $2 million and net proceeds of $1,363,818, upon repayment in full of the Company’s bank debt. The sale resulted in a realized gain of $1,193,676, which has been recorded as other income on the accompanying statement of operations.

Depreciation and amortization expense related to property and equipment was $0 and $5,469 for the three months ended June 30,2023 and 2022, respectively. Depreciation and amortization expense related to property and equipment was $4,557 and $10,938 for the six months ended June 30,2023 and 2022, respectively. Depreciation and amortization are included in selling, general and administrative expenses on the accompanying statements of operations.

NOTE 4.NOTES PAYABLE

Convertible Promissory Notes

The aggregate of convertible promissory notes is as follows:

	June 30,	December 31,
Convertible promissory notes	2023	2022
Principal balance	$1,412,601	$1,680,774
Debt discount balance	—	(375,865)
Net Notes balance	$1,412,601	$1,304,909

The Net Notes balance at June 30, 2023 is comprised of the following:

	Principal	Debt Discount	Net
Pre 2020	$50,000	$—	$50,000
October 2021	73,336	—	73,336
February 2022	44,882	—	44,882
March 2022	307,500	—	307,500
August 2022	122,500	—	122,500
September 2022	814,383	—	814,383
	$1,412,601	$—	$1,412,601

The Net Notes balance at December 31, 2022 is comprised of the following:

	Principal	Debt Discount	Net
Pre 2020	$50,000	$—	$50,000
October 2021	73,336	—	73,336
February 2022	91,953	(7,721)	84,232
March 2022	307,500	(29,510)	277,990
July 2022	85,985	(9,443)	76,542
August 2022	176,000	(51,405)	124,595
September 2022	896,000	(277,786)	618,214
	$1,680,774	$(375,865)	$1,304,909

The Company is currently in default with one its lenders for non-payment of two matured convertible promissory notes issued on October 13, 2021, and February 11, 2022, with principal and interest due in the amounts of $81,678 and $47,941 respectively. Further, and as a result of the Company’s sale of its real property on March 15, 2023, the Company is in default with its unmatured convertible promissory note issued to the same lender on September 15, 2022, with principal and interest due totaling $821,461. The convertible promissory notes issued to the lender all contain provisions for default amounts equal to the principal amounts, plus accrued interest, and default interest, through the date of repayment, multiplied by 125% as well as terms that could impact the conversion price of the instruments (see Note 10)

Separately, the Company is in default of two matured convertible promissory notes including defaults resulting from the Company’s sale of its real property on March 15, 2023, issued to two lenders on March 10, 2022, and August 8, 2022, with principal and interest due in the amounts of $325,513 and $144,734, respectively. The convertible notes included a cross-default and a cross-default, provision which required the Company to remit payment of principal, accrued interest, default interest and legal fees, multiplied by 125%.

As of the date of this filing, two lenders have notified the Company that, because of the respective defaults or cross defaults of a matured note resulting from the sale of its real property, that default amounts under the notes, including the payment of principal, accrued interest, default interest and legal fees, multiplied by 125% is being sought. The amount of $340,000 in default penalties has been accrued and recorded as other expense in the statement of operations for the three months ended June 30, 2023 for all three lenders. The Company is in negotiations with all lenders to reform the various notes in default. During the six months ended June 30, 2023, the note holders have applied default conversion rates to outstanding principal, interest, and default amounts under the notes. The Company has accrued all default interest under the respective notes.

During the six months ended June 30, 2023, holders of convertible promissory notes converted $185,117 of principal and $131,263 of interest and fees into 136,532,211 of common stock at prices ranging from $0.00102 to $0.01 per share.

During the year ended December 31, 2022, the subsequent issuance of convertible promissory notes with warrant exercises and stock issuances triggered a conversion price reset on certain convertible promissory notes to $0.01 per share. Retroactive issuance of 3,700,000 shares were issued in May 2023 in conjunction with certain 2022 conversions at $0.015 per share.

NOTE 5.LONG-TERM DEBT

Government Debt

In June 2020, the Company received a $150,000 economic injury disaster loan (“EIDL”). The loan accrues interest at a rate of 3.75% annually and is collateralized by all personal property and intangible assets of the Company. The loan has a 30-month moratorium on payments, after which monthly principal and interest payments of $731 will be made through the maturity date of June 2050. Interest expense totaled $1,402 and $1,462 for the three months ended June 30, 2023 and 2022, respectively. Interest expense totaled $2,789 and $1,864 for the six months ended June 30, 2023 and 2022, respectively.

Bank Debt

In September 2015, the Company entered into a credit agreement for a $700,000 term loan with a financial institution. Payment terms consist of monthly payments in arrears of $3,547 for the first year outstanding. The monthly payment then increases to $4,574 until the term loan matures on September 30, 2025, in which the remaining unpaid principal balance and accrued interest is due. The interest rate for the first year was 1.99% per annum and increased to 4.95% per annum for the remaining life of the term loan. The term loan is collateralized by a deed of trust in the office building. The proceeds were used to purchase a building for which the Company’s operations are located. The net principal balance outstanding on the term loan at June 30, 2023 and December 31, 2022 was $0 and $551,525, respectively.

On March 15, 2023, the Company entered into an agreement to sell the building of its principal offices at a purchase price of $2 million and net proceeds of $1,363,818, upon repayment in full of the Company’s bank debt. Principal and interest totaling $524,585 were paid in conjunction with the sale. Interest expense totaled $0 and $6,742 for the three months ended June 30,2023 and 2022, respectively. Interest expense totaled $12,802 and $13,496 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 6.DERIVATIVE LIABILITIES

The Company’s convertible promissory notes contain variable conversion provisions upon default, Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion options and shares to be issued were recorded as derivative liabilities on the default dates.

Based on the various convertible promissory notes described in Note 4, the fair value of applicable derivative liabilities on notes and the change in fair value of derivative liabilities are as follows for the six months ended June 30, 2023:

Fair value- December 31, 2022	$—
Derivative liabilities in conjunction with convertible promissory note defaults	491,846
Conversion of convertible promissory notes	(69,200)
Change in fair value of derivative liabilities	126,958
Fair value- June 30, 2023	$549,604

The fair value of the derivative liabilities – convertible promissory notes is estimated using a Lattice pricing model with the following assumptions:

2023
Market value of common stock	$0.0008-$0.005
Expected volatility	111.2-145.6%
Expected term (in years)	0.5-.75
Risk-free interest rate	4.39-5.04%

NOTE 7.RELATED PARTY TRANSACTIONS

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

The Company paid the Company’s CEO a bonus of $10,000 and $73,888 during the six months ended June 30,2023 and 2022, respectively.

In June 2023, the Company entered into a licensing agreement with the Company’s CEO, whereby the CEO is the owner and licensor of certain intellectual property (IP). Under the agreement, the CEO grants the Company an exclusive contingent, non-transferable license to use the IP Rights solely for the purposes of conducting its business in bioelectronics product development, manufacturing, and marketing. In the event the CEO’s employment with the Company is terminated for any reason, this license shall revert all IP rights to the CEO, and the CEO grants the Company a non-exclusive license to use the IP and shall pay a royalty fee of 8% of net sales derived from the use of the IP Rights.

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

Compensation totaling $5,000 per month has been recorded for both the above advisor and an employee as board of director fees for the six months ended June 30, 2023. There were no fees for the six months ended June 30, 2022. See Note 11.

NOTE 8.STOCKHOLDERS’ DEFICIT

In January 2023, the Company issued one share of Series B Preferred stock to the Company’s CEO. See Note 7.

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

On May 8, 2023, the Company issued 4,075,000 shares related to reset adjustments of prior warrant and convertible note payable conversions. See Notes 4 and Note 9.

Trigger warrants to purchase a total of 25,000,000 shares of common stock, became exercisable as of March 31, 2023, as the convertible promissory notes were not paid in full at the maturity dates. See Note 8.

In February 2023, the Company entered into a one-year consulting agreement under the Company’s Employee and Consultant Stock Ownership Plan, with an advisor and director in exchange for compensation of 35 million shares of common stock at a basis of $0.01 per share. See Note 7.

During the six months ended June 30, 2023, holders of convertible promissory notes converted $185,117 of principal and $131,263 of interest and fees into 136,532,211 of common stock at prices ranging from $0.00102 to $0.01 per share.

During the six months ended, June 30, 2022, the Company issued 10,600,000 shares of common stock, at prices ranging from $0.029-$0.035 per share, in conjunction with an agreement for financial advisory consulting services. The fair market value of the shares totaling $356,900 was determined based the on the Company’s closing price on the dates of issuance and has been recorded as selling, general and administrative expenses in the accompanying statement of operations.

NOTE 9.STOCK OPTIONS AND WARRANTS

Stock Options

In 2017, the Company’s Board of Directors approved the 2017 Employee and Consultant Stock Ownership Plan, (the “Plan”). The Plan provides that the Board of Directors may grant stock units, incentive stock options and non-statutory stock options to officers, key employees and certain consultants and advisors to the Company up to a maximum of 50,000,000 shares. Stock options granted under the Plan have ten-year terms with vesting terms to be determined by the administrator of the Plan. Stock unit grant terms will be set by the administrator and at the discretion of the administrator, be settled in cash, shares, or a combination of both. All options have expired.

No options were granted during the six months ended June 30, 2023.

Warrants

During the six months ended June 30, 2023, warrants to purchase 25,000,000 shares of the Company’s common stock in conjunction with previously issued convertible promissory notes were triggered. The warrants entitle the holders to each purchase the shares of the Company’s common stock at an exercise price of $0.01 per share. The warrants expire in February and March 2028.

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

The following table summarizes the information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable at June 30, 2023:

Date Issued	Exercise Price	Number Outstanding	Expiration Date
December 1, 2018	$0.00102	170,000	December 1, 2023
May 1, 2020	$0.52	100,000	May 1, 2025
October 1, 2021	$0.025	9,000,000	October 1, 2026
October 17, 2021	$0.025	450,000	October 17, 2024
August 10, 2022, 2022	$0.00102	3,336,843	August 10, 2027
September 29, 2022, 2022	$0.00102	2,780,690	September 29,2027
February 11, 2023	$0.00102	500,000	February 11, 2028
March 10, 2023	$0.00102	12,500,000	March 10, 2028
		28,837,533

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
		27,837,533

During the six months ended June 30, 2023, the subsequent convertible promissory note conversions triggered the warrant reset feature on certain previously issued warrants. The resets for all outstanding warrants were recorded as a reduction to retained earnings and in an increase to additional paid-in-capital of $3,461.

NOTE 10.COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into a product development agreement with remaining payments totaling approximately $300,000. The agreement requires that approximately $150,000 of the payments be made in conjunction with certain development milestones which the Company expects to meet over the next twelve months. The remainder is to be paid in conjunction with future new product sales.

Contingencies

The Company is subject to various loss contingencies and assessments arising in the normal course of the business, some of which relate to litigation, claims, property taxes, and sales and use tax or goods and services tax assessments. The Company considers the likelihood of the loss or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss in determining loss contingencies and assessments. An estimated loss contingency or assessment is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management regularly evaluates current information available to them to determine whether such accruals should be adjusted. Currently, there are no pending court actions, or arbitration claims filed against the company that may reasonably be determined, as of the date of this filing, to exceed $5,000 individually or in the aggregate.

There are unasserted claims between the company and three of the Company’s lenders that could possibly exceed $5,000. As of the date of this filing, two noteholders notified the Company that, because of the respective defaults or cross defaults of a matured note resulting from the sale of its real property, the default amounts under the notes, including the payment of principal, accrued interest, default interest, and legal fees, multiplied by 125% is being sought. The amount of $340,000 in default penalties has been accrued and recorded as other expense in the statement of operations for the three months ended June 30, 2023, for all holders, During the six months ended June 30, 2023, the note holders have applied default conversion rates to outstanding principal, interest, and default amounts under the notes. The Company has accrued all default interest under the respective notes. The Company is in negotiations with all noteholders to reform the various notes in default. With respect to the unasserted claims by and between the Company and the noteholders, the ongoing negotiations of the parties are informal, private, confidential and, as of the date of this filing, are incomplete and unresolved. Thus, it is difficult as of the date of this filing to establish whether or not any legal actions arising from these unasserted claims are “probable,” “reasonably possible,” or “remote,” or what remedies may be sought in any action, and whether or not those remedies are material under FAS 5. No noteholder has communicated to the Company that legal action exists or is imminent. No court has jurisdiction over the matters because, as of the date of this filing, no lender has filed an action in any court of competent jurisdiction or any arbitration proceeding.

Based on the information presently available, including discussion with outside counsel and other consultants, management believes, as of the date of this filing, that resolution of any other matters will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

NOTE 11.SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred through the date of this filing and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements, except as disclosed below.

In July,2023, a total of $39,782 was converted into 39,001,960 shares of common stock at a conversion price of $0.00102 per share. Amounts converted include $18,999 of principal and $20,783 of accrued interest and fees.

On July 1, 2023, Director Robert L. Hymers, III resigned from the board.

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

Results of Operations

Overview and Financial Condition

Going Concern

Since inception, the Company has incurred approximately $23.0 million of accumulated net losses. In addition, during the six months ended June 30, 2023, the Company used $1,088,666 in operations and had a working capital deficit of $2,271,730. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all of its obligations as they come due for the next twelve months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.

As a result, there is significant uncertainty whether the entity will continue as a going concern and, therefore, whether it will realize its assets and settle its liabilities and commitments in the normal course of business and at the amounts stated in the financial statements.

Accordingly, no adjustments have been made to the financial statements relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might be necessary should the entity not continue as a going concern. At this time, management is of the opinion that no asset is likely to be realized for an amount less than the amount at which it is recorded in the financial statements at June 30, 2023.

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

The following table sets forth the unaudited results of our operations for the three months ended June 30,

	2023	2022
Net Sales	$294,954	$225,251
Cost of goods sold	62,519	45,335
Gross profit	232,435	179,916
Operating Expenses	573,838	463,179

Loss from operations	(341,403)	(283,263)
Other expense	(1,118,403)	(252,668)
Net Loss	$(1,459,806)	$(535,931)

Operating Results

April 1,2023 through June 30,2023 Compared to April 1, 2022 through June 30, 2022

Our sales totaled $294,954 for the three months ended June 30,2023 and $225,251 for the three months ended June 30, 2022, an increase of $69,703 or 31% The increase is primarily related to an increase in units sold, as well as an increase in average selling price.

Cost of sales and gross margins for the three months ended June 30,2023and for the three months ended June 30,2022 were $62,519 and 79% and $45,335 and 80%, respectively. Our cost of sales consists of the cost of materials and distribution expenses. Cost of sales and gross margins are affected by product mix as well as the mix in the level of sales between commissioned agents and distributors.

The following table sets forth the operating expenses for the three months ended June 30:

	2023	2022	Change
Marketing	$20,000	$2,860	$17,140
Commissions	28,000	45,514	(17,514)
Payroll related	255,082	207,164	47,918
Consulting and professional fees	117,106	139,766	(22,660)
Research and development	—	15,000	(15,000)
Other operating expenses	153,650	52,875	100,775
	$573,838	$463,179	$110,659

The following table sets forth the stock- based compensation expense included in the above operating expenses for the three months ended June 30:

	2023	2022	Change
Consulting and professional fees	$—	$45,000	$(45,000)

Selling, general and administrative expenses consist primarily of payroll related expenses, commissions, consulting and professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $573,838 for the three months ended June 30,2023 and $463,179 for the three months ended June 30,2022 an increase of $110,659 or about 24%. The change is primarily due to an increase in payroll related costs of $47,918, in marketing costs of $17,140 and in other operating costs of $100,775, partially offset by decreases in research and development costs of $15,000, commissions of $17,514, and consulting and professional fees of $22,660.

The increase in payroll related costs consists primarily of additional employee headcount and a $26,000 increase in salary paid to the Company’s CEO in conjunction with the January 2023 employment agreement, partially offset by a decrease in employee bonuses. The increase in other operating expenses consists primarily of a $41,000 increase in travel and entertainment and trade show costs reflecting expanded sales and marketing efforts, rent expense subsequent to the sale of the building and insurance related to D&O insurance.

The decrease in research and development costs relates to advancement towards the development of tooling and production phase of the Company’s new product line. The decrease in commissions relates to the reduction in sales requiring commission.

The decrease in consulting and professional fees is the result of stock-based compensation of $45,000 in the 2022 period recorded in conjunction with shares issued for investor relations and financial advisory services, partially offset by increased consulting and professional fees related to costs associated with operating as a public company.

Other expense increased by $865,735 primarily due to accrued penalties of $340,000 for convertible notes payable in default, an increase in interest expense of $148,019 and the losses associated with derivative liabilities of $493,916, partially offset by the loss on extinguishment of debt of $116,200 in the 2022 period. The increase in interest expense reflects an additional $265,156 of interest, of which $216,000 is related to amortization of debt discount, for notes issued in the third quarter of 2022, partially offset by decreases related to convertible notes payable paid down, matured or converted subsequent to June 30, 2022.  Derivative liabilities are related to certain default provisions contained in the Company’s convertible notes payable.

As a result of the foregoing, we recorded a net loss of $1,459,806 for the three months ended June 30, 2023, compared to a net loss of $535,931 for the three months ended June 30, 2022. The increase in net loss is primarily attributed to increased loss from operations, increased interest expense and losses associated with default penalties on convertible notes payable and derivative liabilities.

The following table sets forth the unaudited results of our operations for the six months ended June 30:

	2023	2022
Net Sales	$673,600	447,145
Cost of goods sold:	150,215	112,976
Gross profit	523,385	334,169
Operating Expenses	2,126,326	1,342,989

Loss from operations	(1,602,941)	(1,008,820)
Other expense	(312,928)	(671,647)
Net Loss	$(1,915,869)	$(1,680,467)

January 1,2023 through June 30, 2023 Compared to January 1, 2022 through June 30, 2022

Our sales totaled $673,600 for the six months ended June 30,2023 and $447,145 for the six months ended June 30, 2022. The increase is primarily related to an increase in units sold and in average selling price.

Cost of sales and gross margins for the six months ended June 30, 2023 and for the six months ended June 30, 2022 were $150,215 and 78% and $112,976 and 75%, respectively. Our cost of sales consists of the cost of materials and distribution expenses. Cost of sales and gross margins are affected by product mix as well as the mix in the level of sales between commissioned agents and distributors. In addition, increased freight and customs charges impacted 2022 period margins.

The following table sets forth the operating expenses for the six months ended June 30:

	2023	2022	Change
Marketing	$25,875	$6,098	$19,777
Commissions	83,100	87,247	(4,147)
Payroll related	908,988	461,753	447,235
Consulting and professional fees	572,396	669,225	(96,829)
Research and development	289,934	30,000	259,934
Other operating expenses	246,033	88,666	157,367
	$2,126,326	$1,342,989	$783,337

The following table sets forth the stock- based compensation expense included in the above operating expenses for six months ended June 30:

	2023	2022	Change
Payroll related	400,000	4,703	395,297
Consulting and professional fees	315,000	401,900	(86,900)
	$715,000	$406,603	$308,297

Selling, general and administrative expenses consist primarily of payroll related expenses, commissions, consulting and professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $2,126,326 for the six months ended June 30, 2023 and $1,342,989 for the six months ended June 30, 2022, an increase of $783,337 or about 58%.

The change is primarily due to a $447,235 increase in payroll related costs of, which $395,297 is stock-based compensation, increased research and development costs of $259,934 and other operating costs of $157,367, partially offset by a decrease in consulting and professional fees of $96,829, of which $86,900 is stock-based compensation.

The non -stock based compensation increase in payroll related costs consists primarily of additional employee headcount and a $52,000 increase in salary paid to the Company’s CEO in conjunction with the January 2023 employment agreement, partially offset by a decrease in bonus paid to the Company’s CEO of approximately $53,000.

The increase in research and development costs relates to payments made under its product development agreement as new milestones were met. The increase in other operating expenses consists primarily of an increase in insurance related to D&O insurance and travel and entertainment and trade show costs reflecting expanded sales and marketing efforts.

Stock-based compensation expense for the six months ended June 30, 2023, includes $315,000 related to a consulting agreement with an advisor and director and $400,000 related to the issuance of a share of Series B Preferred stock to the Company’s CEO. Stock-based compensation expense for the six months ended June 30,2022 includes $401,900 for shares of common stock issued to a third parties for consulting and financial advisory services and director’s fees.

Other expense decreased by $358,719 primarily due to a gain on the sale of the Company’s building of $1,193,676 and 2022 loss on extinguishment of debt of $321,800, partially offset by an increase in interest expense of $322,841, accrued penalties of $340,000 for convertible notes payable in default and losses associated with derivative liabilities of $493,916. The increase in interest expense reflects $160,000 related to the valuation of certain trigger warrants for matured convertible notes payable.

As a result of the foregoing, we recorded a net loss of $1,915,869 for the six months ended June 30, 2023, compared to a net loss of $1,680,467 for the six months ended June 30, 2022. The increase in net loss is primarily attributed to increased loss from operations, increased interest expense and losses associated with default penalties on convertible notes payable and derivative liabilities, partially offset by the gain on the sale of the Company’s building.

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

Liquidity and Capital Resources

During the six months ended June 30,2023 our cash and cash equivalents increased by $47,831 reflecting cash used in operations of $1,088,666 and cash used in financing activities of $608,386, offset by cash provided from investing activities of $1,744,883. At June 30, 2023, the Company had a working capital deficit of $2,271,730 and cash on hand of $416,256. During the six months ended June 30,2022 our cash and cash equivalents decreased by $317,941 reflecting cash used in operations of $415,765, partially offset by net proceeds from financing activities of $97,824.

Operating Activities

Cash flows used in operating activities totaled $1,088,666 for the six months ended June 30,2023 as compared to cash flows used of $415,765 or the six months ended June 30, 2022. The change in cash flows used in operating activities is primarily the result of an increase in inventory purchases, increases in accounts payable and accrued liabilities, decreases in customer deposits as well as an increase in the loss from operations, excluding stock-based compensation expense.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2023 totaled $1,744,883 related to $1,894,588 of gross proceeds from the sale of the Company’s building before payment of the outstanding long-term bank debt secured by the building. Investing activities for the six months ended June 30,2023 also included capital expenditures totaling $149,705 for production tooling. There were no investing activities in the 2022 period.

Financing Activities

Cash flows used in financing activities totaled $608,386 for the six months ended June 30,2023 as compared to cash flows provided by financing activities of $97,824 for the six months ended June 30, 2022. The cash flows used in the 2023 period are primarily the result of the $522,401 repayment of the long- term bank debt related to the building as part of the March 2023 sale and convertible notes payable payments totaling $85,985.

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

As of the period ended June 30, 2023 our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures, to determine the existence of any material weaknesses or significant deficiencies. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Based on this evaluation, the Company’s management concluded its internal controls over financial reporting were not effective as of June 30, 2023. The ineffectiveness of the Company’s internal control over financial reporting was due to the following identified material weaknesses and significant deficiencies:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are presently no material pending legal proceedings filed to which the Company, any executive officer, or any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject.

There are unasserted claims between the Company and three of the Company’s lenders that could possibly exceed $5,000. As of the date of this filing, two lenders notified the Company that, because of the respective defaults or cross defaults of matured notes resulting from the sale of its real property, the default amounts under the notes, including the payment of principal, accrued interest, default interest, and legal fees, multiplied by 125% is being sought. The amount of $340,000 in default penalties has been accrued and recorded as other expense in the statement of operations for the three months ended June 30, 2023, for the note holders. During the six months ended June 30, 2023, the note holders have applied default conversion rates to outstanding principal, interest, and default amounts under the notes. The Company has accrued all default interest under the respective notes. The Company is in negotiations with all lenders to reform the various notes in default. With respect to the unasserted claims by and between the Company and the noteholders, the ongoing negotiations of the parties are informal, private, confidential, and, as of the date of this filing, are incomplete and unresolved. Thus, it is difficult as of the date of this filing to establish whether or not any legal actions arising from these unasserted claims are “probable,” “reasonably possible,” or “remote,” or what remedies may be sought in any action, and whether or not those remedies are material under FAS 5. No note holder has communicated to the Company that legal action exists or is imminent. No court has jurisdiction over the matters because, as of the date of this filing, no lender has filed an action in any court of competent jurisdiction or any arbitration proceeding.

Based on the information presently available, including discussion with outside counsel and other consultants, management believes, as of the date of this filing, that resolution of any other matters will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

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

On May 9, 2023, Jefferson Street Capital, LLC converted $20,000 of unpaid principal and $750 in fees into 8,178,487 common shares from a convertible note dated August 8, 2022. The issuance to Jefferson Street relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder with respect to the issuance of the restricted stock. Jefferson Street was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties, and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Jefferson Street. There was no general solicitation concerning the offer or sale of the restricted securities. Jefferson Street acquired the restricted common stock for its own account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

On May 10, 2023, the Company issued 1,000,000 common shares to Mast Hill Fund, LP, as a reconciliation for the Company's prior issuances to another convertible note holder at a lower base conversion price. The issuance to Mast Hill relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder with respect to the issuance of the restricted stock. Mast Hill was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties, and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Mast Hill. There was no general solicitation concerning the offer or sale of the restricted securities. Mast Hill acquired the restricted common stock for its own account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

On May 10, 2023, the Company issued 2,700,000 common shares to Mast Hill Fund, LP, as a reconciliation for the Company's prior issuances to another convertible note holder at a lower base conversion price. The issuance to Mast Hill relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder with respect to the issuance of the restricted stock. Mast Hill was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties, and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Mast Hill. There was no general solicitation concerning the offer or sale of the restricted securities. Mast Hill acquired the restricted common stock for its own account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

On May 10, 2023, the Company issued 375,000 common shares to Blue Lake Partners, LLC, as a reconciliation for the Company's prior issuances to another convertible note holder at a lower base conversion price. The issuance to Blue Lake relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder with respect to the issuance of the restricted stock. Blue Lake was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties, and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Blue Lake. There was no general solicitation concerning the offer or sale of the restricted securities. Blue Lake acquired the restricted common stock for its own account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

On May 16, 2023, Blue Lake Partners, LLC converted $33,950 of unpaid principal and $1,750 in fees into 15,000,000 common shares from a convertible note dated March 10, 2022. The issuance to Blue Lake relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder with respect to the issuance of the restricted stock. Blue Lake was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties, and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Blue Lake. There was no general solicitation concerning the offer or sale of the restricted securities. Blue Lake acquired the restricted common stock for its own account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

On May 25, 2023, Mast Hill Fund, LP converted $15,203.81 of unpaid interest and $21,602.19 in default interest, and $1,750 in fees into 16,200,000 common shares from a convertible note dated September 22, 2022. The issuance to Mat Hill relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder with respect to the issuance of the restricted stock. Mast Hill was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties, and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Mast Hill. There was no general solicitation concerning the offer or sale of the restricted securities. Mast Hill acquired the restricted common stock for its own account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

On June 1, 2023, Jefferson Street Capital, LLC converted $16,500 of unpaid principal and $750 in fees into 16,911,764 common shares from a convertible note dated August 8, 2022. The issuance to Jefferson Street relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder with respect to the issuance of the restricted stock. Jefferson Street was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties, and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Jefferson Street. There was no general solicitation concerning the offer or sale of the restricted securities. Jefferson Street acquired the restricted common stock for its own account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

On June 12, 2023, Mast Hill Fund, LP converted $33,782.19 of unpaid interest and $7,069.81 in default interest, and $1,750 in fees into 17,900,000 common shares from a convertible note dated September 22, 2022. The issuance to Mat Hill relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder with respect to the issuance of the restricted stock. Mast Hill was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties, and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Mast Hill. There was no general solicitation concerning the offer or sale of the restricted securities. Mast Hill acquired the restricted common stock for its own account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

On June 16, 2023, Mast Hill Fund, LP converted $36,599.82 of principal, $5,215.88 of unpaid interest and $1,178.30 in default interest, and $1,750 in fees into 18,800,000 common shares from a convertible note dated September 22, 2022. The issuance to Mat Hill relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder with respect to the issuance of the restricted stock. Mast Hill was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties, and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Mast Hill. There was no general solicitation concerning the offer or sale of the restricted securities. Mast Hill acquired the restricted common stock for its own account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

On June 20, 2023, Jefferson Street Capital, LLC converted $17,000 of unpaid principal and $750 in fees into 17,401,960 common shares from a convertible note dated August 8, 2022. The issuance to Jefferson Street relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder with respect to the issuance of the restricted stock. Jefferson Street was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties, and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Jefferson Street. There was no general solicitation concerning the offer or sale of the restricted securities.

Jefferson Street acquired the restricted common stock for its own account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

On June 22, 2023, Mast Hill Fund, LP converted $45,017.66 of principal, $2,260.34 in default interest, and $1,750 in fees into 20,600,000 common shares from a convertible note dated September 22, 2022. The issuance to Mat Hill relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder with respect to the issuance of the restricted stock. Mast Hill was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties, and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Mast Hill. There was no general solicitation concerning the offer or sale of the restricted securities. Mast Hill acquired the restricted common stock for its own account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

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

Dated: August 21, 2023

ELECTROMEDICAL TECHNOLOGIES INC.

By:	/s/ Matthew Wolfson
Matthew Wolfson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew Wolfson
Matthew Wolfson
Chief Financial Officer
(Principal Financial and Accounting Officer)