Form 10-Q
period 2023-09-30
Electromedical Technologies, Inc
filed 2023-11-20
CIK 1715819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023.

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

On November 20, 2023, 463,115,311 shares of common stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS

ELECTROMEDICAL TECHNOLOGIES, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$138,477	$368,425
Accounts receivable	9,200	9,444
Inventories	131,310	62,061
Prepaid expenses and other current assets	264,017	207,872
Total current assets	543,004	647,802
Right of use asset	160,694	—
Property and equipment, net	149,705	705,469
Total assets	$853,403	$1,353,271

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$277,714	$266,744
Credit cards payable	27,130	37,633
Accrued expenses and other current liabilities	739,889	1,065,483
Customer deposits	130,100	217,588
Convertible promissory notes, net of discount of $0 and $375,865, respectively	1,393,601	1,304,909
Long term debt, current portion	—	31,818
Lease liability, current portion	46,788	—
Derivative liabilities- convertible promissory notes	475,613	—
Total current liabilities	3,090,835	2,924,175

Long-term liabilities:
Bank debt, net of current portion	—	489,707
Government debt, net of current portion	150,000	150,000
Lease liability, net of current portion	119,318	—
Other liabilities	9,174	10,234
Total liabilities	3,369,327	3,574,116

Commitments and contingencies (Note 10)	—	—

Stockholders’ deficit
Series A Preferred Stock, $.00001 par value, 1,000,000 shares authorized and outstanding	365,000	365,000
Series B Preferred Stock, $.00001 par value, 1 share authorized and 1 and 0 shares outstanding at September 30, 2023 and December 31, 2022, respectively	400,000	—
Common stock, $.00001 par value, 1,999,000,000 and 999,000,000 shares authorized; 471,495,856 and 189,784,529 shares outstanding at September 30, 2023 and December 31, 2022, respectively	4,713	1,896
Additional paid-in-capital	23,835,454	22,237,300
Accumulated deficit	(27,121,091)	(24,825,041)
Total stockholders’ deficit	(2,515,924)	(2,220,845)
Total liabilities and stockholders’ deficit	$853,403	$1,353,271

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Net sales	$323,613	$279,551	$997,213	$726,696

Cost of sales	72,437	58,008	222,652	170,984

Gross profit	251,176	221,543	774,561	555,712

Selling, general and administrative expenses	490,205	558,919	2,616,531	1,901,908

Loss from operations	(239,029)	(337,376)	(1,841,970)	(1,346,196)

Other income (expense)
Interest expense	(162,121)	(160,570)	(834,809)	(510,417)
Gain on sale of fixed asset	—	—	1,193,676	—
Change in fair value of derivative liabilities	63,069	—	(63,889)	—
Gain (loss) on derivative liabilities	11,361	—	(355,597)	—
Other expense	(50,000)	—	(390,000)	—
Loss on extinguishment of debt	—	(460,000)	—	(781,800)
Total other expense	(137,691)	(620,570)	(450,619)	(1,292,217)

Net loss	$(376,720)	$(957,946)	$(2,292,589)	$(2,638,413)
Deemed dividend related to warrant resets	—	(19,780)	(3,461)	(83,161)
Net loss attributable to common stockholders	$(376,720)	$(977,726)	$(2,296,050)	$(2,721,574)

Weighted average shares outstanding - basic and diluted	466,219,492	146,993,139	348,089,518	119,799,025
Weighted average loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

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

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

(UNAUDITED)

									Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance, December 31, 2022	$365,000	1,000,000	$—	—	$1,896	189,784,529	$22,237,300	$(24,825,041)	$(2,220,845)

Shares issued for consulting services	—	—	—	—	350	35,000,000	314,650	—	315,000

Share issued as CEO compensation	—	—	400,000	1	—	—	—	—	400,000

Shares issued in conjunction with settlement reset	—	—	—	—	461	46,102,156	697,539	—	698,000

Cashless warrant exercises	—	—	—	—	180	18,000,000	(180)	—	—

Trigger warrants issued	—	—	—	—	—	—	160,000	—	160,000

Conversion of convertible promissory note	—	—	—	—	50	5,000,000	49,950	—	50,000

Settlement of stock -based compensation liabilities	—	—	—	—	30	3,000,000	20,970	—	21,000

Net loss	—	—	—	—	—	—	—	(456,063)	(456,063)

Balance, March 31, 2023	$365,000	1,000,000	$400,000	1	$2,967	296,886,685	$23,480,229	$(25,281,104)	$(1,032,908)

Conversion of convertible promissory notes	—	—	—	—	1,315	131,532,211	209,376	—	210,691

Conversion true-up	—	—	—	—	41	4,075,000	(41)	—	—

Warrant reset	—	—	—	—	—	—	3,461	(3,461)	—

Net loss	—	—	—	—	—	—	—	(1,459,806)	(1,459,806)

Balance, June 30, 2023	$365,000	1,000,000	$400,000	1	$4,323	432,493,896	$23,693,025	$(26,744,371)	$(2,282,023)

Conversion of convertible promissory notes payable	—	—	—	—	390	39,001,960	38,953	—	39,343

Valuation of trigger warrants	—	—	—	—	—	—	103,476	—	103,476

Net loss	—	—	—	—	—	—	—	(376,720)	(376,720)

Balance, September 30, 2023	$365,000	1,000,000	$400,000	1	$4,713	471,495,856	$23,835,454	$(27,121,091)	$(2,515,924)

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

	2023	2022
Cash flows from operating activities:
Net loss	$(2,292,589)	$(2,638,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	715,000	484,603
Depreciation and amortization	4,557	16,406
Amortization of right of use asset	5,412	—
(Gain)loss on extinguishment of debt	—	781,800
Amortization of debt discount and warrant expense	639,341	367,257
Change in fair value of derivative liabilities	63,889	—
Loss on derivatives	355,597	—
Gain on sale of fixed assets	(1,193,676)	—
Other	876	—
Change in operating assets and liabilities:
Accounts receivable	244	18,404
Inventories	(69,249)	100,960
Prepaid expenses and other current assets	(56,145)	(63,192)
Accounts payable	10,970	62,300
Credit cards payable	(10,503)	31,748
Accrued expenses and other current liabilities	547,319	70,171
Customer deposits	(87,488)	25,840
Other liabilities	—	1,878
Net cash used in operating activities	(1,366,445)	(740,238)

Cash flows from investing activities:
Purchase of property and equipment	(149,705)	—
Sale of property and equipment	1,894,588	—
Net cash provided by investing activities	1,744,883	—
Cash flows from financing activities:
Repayments on bank debt	(522,401)	(20,700)
Related party notes payable-net	—	(57,875)
Issuance of convertible promissory notes	—	1,545,140
Repayments on convertible promissory notes	(85,985)	(693,348)
Issuance of common stock for cash -net	—	42,766
Net cash (used in) provided by financing activities	(608,386)	815,983
Net increase (decrease) in cash and cash equivalents	(229,948)	75,745

Cash and cash equivalents, beginning of period	368,425	383,170

Cash and cash equivalents, end of period	$138,477	$458,915

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$36,901	$89,079
Income taxes	$—	$—

Non-cash investing and financing activities:

January 1,2022 adoption of ASU 2020-06	$—	$379,355
Warrants and common stock feature issued in conjunction with convertible promissory notes	$—	$653,774
Settlement of stock-based compensation liabilities	$719,000	$—
Conversion of convertible promissory notes, derivatives and accrued interest into shares of common stock	$300,034	$823,370
Right of use asset and lease liability	$164,408	$—

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

NOTE 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The accompanying unaudited financial statements of Electromedical Technologies, Inc. have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Rule 8-03 of Regulation S-X. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These interim financial statements should be read in conjunction with the audited annual financial statements of the Company as of and for the year ended December 31, 2022. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year.

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

Going Concern

Since inception, the Company has incurred approximately $23.4 million of accumulated net losses. In addition, during the nine months ended September 30, 2023, the Company used $1,366,445 in operations and had a working capital deficit of $2,547,831. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all of its obligations as they come due for the next twelve months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.

As a result, there is significant uncertainty whether the entity will continue as a going concern and, therefore, whether it will realize its assets and settle its liabilities and commitments in the normal course of business and at the amounts stated in the financial statements.

Accordingly, no adjustments have been made to the financial statements relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might be necessary should the entity not continue as a going concern. At this time, management is of the opinion that no asset is likely to be realized for an amount less than the amount at which it is recorded in the financial statements as at September 30, 2023.

Revenue Recognition

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, when performance obligations are satisfied through the transfer of promised goods to the Company’s customers. Control transfers upon shipment of product and when the title has been passed to the customers. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue is recorded net of sales taxes collected from customers on behalf of taxing authorities, allowance for estimated returns, chargebacks, and markdowns based upon management’s estimates and the Company’s historical experience. The Company’s liability for sales return refunds is recognized within other current liabilities, and an asset for the value of inventory which is expected to be returned is recognized within other current assets on the balance sheets. The Company generally allows a 30 day right of return to its customers. As of both September 30, 2023 and December 31, 2022 the sales returns allowance was $6,990.

Certain larger customers pay in advance for future shipments. These advance payments totaled $130,100 and $217,588 at September 30, 2023 and December 31, 2022, respectively, and are recorded as customer deposits in the accompanying balance sheets. Revenue related to these advance payments is recognized upon shipment to the distributor or the end-customer.

At the completion of the initial three-year warranty, the Company sells extended warranties for periods ranging from one to three years. Revenue is recognized on a straight-line basis over the term of the contract. At September 30, 2023 and December 31, 2022, deferred revenue of $21,428 and $23,313 is recorded, respectively, in current and long-term liabilities in the accompanying balance sheets, in connection with these extended warranties.

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

Significant customer sales as a percentage of total sales are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER30,
	2023	2022	2023	2022
Customer A	23.7%	26.1%	19.9%	22.0%
Customer B	12.9%	13.7%	11.3%	15.2%

Amounts due these customers totaled $12,542 and $13,342 at September 30, 2023 and December 31, 2022, respectively for commissions and reimbursements. No amounts were due from these customers at September 30, 2023 and December 31, 2022, respectively. Customer deposits on hand from these customers totaled $60,100 and $73,385 at September 30, 2023 and December 31, 2022, respectively. The loss of these customers would have a significant impact on the operations and cash flows of the Company.

The Company’s supplier concentrations expose the Company to business risks, which the Company mitigates by attempting to diversify its supply chain. Significant supplier purchases as a percentage of total inventory purchases are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Supplier A	40.2%	—	24.7%	45.8%
Supplier B	—	20.3%	—	15.0%
Supplier C	—	64.2%	—	23.8%
Supplier D	—	—	67.5%	—
Supplier E	16.1%	—	—	—
Supplier F	43.8%	—	—	—

There were no amounts outstanding due these suppliers at September 30, 2023 and December 31, 2022. The loss of key vendors may have a significant impact on the operations and cash flows of the Company.

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

The Company’s convertible promissory notes contain variable conversion provisions upon default, Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion options and shares to be issued were recorded as derivative liabilities on the default dates. In addition, the amount of $390,000 in default penalties has been accrued for the nine months ended September 30, 2023, and included as an input to the fair value measurement of the derivatives.

The following table presents changes during the nine months ended September 30, 2023 in Level 3 liabilities measured at fair value on a recurring basis:

Fair value- December 31, 2022	$—
Derivative liabilities in conjunction with convertible promissory note defaults	491,846
Conversion of convertible promissory notes	(80,122)
Change in fair value of derivative liabilities	63,889
Fair value- September 30, 2023	$475,613

The levels of the fair value hierarchy into which the Company’s assets and liabilities fall as of September 30, 2023, are as follows:

	Level 1	Level 2	Level 3	Total
Liabilities

Derivative liabilities – convertible promissory notes	$—	$—	$475,613	$475,613

Total fair value	$—	$—	$475,613	$475,613

Inventories

Inventories are stated at the lower of cost or market. Cost is determined based on the first-in, first-out cost flow assumption (“FIFO”) while market is determined based upon the estimated net realizable value less an allowance for selling and distribution expenses and a normal gross profit. The Company evaluates the need for inventory reserves associated with obsolete, slow moving, and non-sellable inventory by reviewing estimated net realizable values on a periodic basis. As of September 30, 2023 and December 31, 2022, the Company believes there are no excess and obsolete inventories and accordingly, did not record an inventory reserve. Inventories consist of purchased finished goods.

Sales Taxes

Sales taxes for the three and nine -month periods ended September 30, 2023 and 2022, were recorded on a net basis. Included in accrued expenses at both September 30, 2023 and December 31, 2022 is approximately $61,000 related to sales taxes.

Warranty

The Company warranties the sale of most of its products and records an accrual for estimated future claims. The standard warranty is typically for a period of three years. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The Company recorded a liability as of September 30, 2023 and December 31,2022 of $16,367 and $12,679, respectively. The expense is included in cost of sales in the statements of operations and within accrued expenses on the accompanying balance sheets.

Lease Commitment

The Company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. Lease expense for variable lease components are recognized when the obligation is probable. Operating lease right of use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in the Company’s lease, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of lease payments.

The lease term for the Company’s lease includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. The Option for the lease renewal has been excluded from the lease term (and lease liability) for the Company’s lease as the reasonably certain threshold is not met.

Lease payments included in the measurement of the lease liability are comprised of fixed payments, variable payments that depend on index or rate, and amounts probable to be payable under the exercise of the Company option to purchase the underlying asset if reasonably certain.

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company’s statement of operations in the same line as expense arising from fixed lease payments. As of September 30, 2023, management determined that there were no variable lease costs.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of September 30, 2023 and December 31, 2022, diluted net loss per share is the same as basic net loss per share for each period.

Conversion of outstanding warrants, stock options and convertible promissory notes at September 30, 2023 may result in an estimated 2,218,267,621 additional shares of common stock outstanding.

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

Depreciation and amortization expense related to property and equipment was $0 and $5,469 for the three months ended September 30,2023 and 2022, respectively. Depreciation and amortization expense related to property and equipment was $4,557 and $16,406 for the nine months ended September 30,2023 and 2022, respectively. Depreciation and amortization are included in selling, general and administrative expenses on the accompanying statements of operations.

NOTE 4.NOTES PAYABLE

Convertible Promissory Notes

The aggregate of convertible promissory notes is as follows:

	September 30,	December 31,
Convertible promissory notes	2023	2022
Principal balance	$1,393,601	$1,680,774
Debt discount balance	—	(375,865)
Net Notes balance	$1,393,601	$1,304,909

The Net Notes balance at September 30, 2023 is comprised of the following:

	Principal	Debt Discount	Net
Pre 2020	$50,000	$—	$50,000
October 2021	73,336	—	73,336
February 2022	44,882	—	44,882
March 2022	305,500	—	305,500
August 2022	105,500	—	105,500
September 2022	814,383	—	814,383
	$1,393,601	$—	$1,393,601

The Net Notes balance at December 31, 2022 is comprised of the following:

	Principal	Debt Discount	Net
Pre 2020	$50,000	$—	$50,000
October 2021	73,336	—	73,336
February 2022	91,953	(7,721)	84,232
March 2022	307,500	(29,510)	277,990
July 2022	85,985	(9,443)	76,542
August 2022	176,000	(51,405)	124,595
September 2022	896,000	(277,786)	618,214
	$1,680,774	$(375,865)	$1,304,909

The Company is currently in default with one its lenders for non-payment of two matured convertible promissory notes issued on October 13, 2021, and February 11, 2022, with principal and interest due in the amounts of $84,636 and $49,752 respectively. Further, and as a result of the Company’s sale of its real property on March 15, 2023, the Company is in default with its convertible promissory note issued to the same lender on September 15, 2022, with principal and interest due totaling $854,304. The convertible promissory notes issued to the lender all contain provisions for default amounts equal to the principal amounts, plus accrued interest, and default interest, through the date of repayment, multiplied by 125% as well as terms that could impact the conversion price of the instruments (see Note 10).

Separately, the Company is in default of two matured convertible promissory notes including defaults resulting from the Company’s sale of its real property on March 15, 2023, issued to two lenders on March 10, 2022, and August 8, 2022, with principal and interest due in the amounts of $317,562 and $133,717, respectively. The convertible notes included a cross-default and a cross-default, provision which required the Company to remit payment of principal, accrued interest, default interest and legal fees, multiplied by 125% and 150%, respectively.

As of the date of this filing, lenders have notified the Company that, because of the respective defaults or cross defaults of a matured note resulting from the sale of its real property, that default amounts under the notes, including the payment of principal, accrued interest, default interest and legal fees, multiplied by 125% - 150% are being sought. The amount of $390,000 in default penalties has been accrued and recorded as other expense in the statement of operations for the nine months ended September 30, 2023, for all three lenders. The Company is in negotiations with all lenders to reform the various notes in default. During the nine months ended September 30, 2023, the note holders have applied default conversion rates to outstanding principal, interest, and default amounts under the notes. The Company has accrued all default interest under the respective notes.

During the nine months ended September 30, 2023, holders of convertible promissory notes converted $201,188 of principal and $154,974 of interest and fees into 175,543,171 of common stock at prices ranging from $0.00102 to $0.01 per share.

During the year ended December 31, 2022, the subsequent issuance of convertible promissory notes with warrant exercises and stock issuances triggered a conversion price reset on certain convertible promissory notes to $0.01 per share. Retroactive issuance of 3,700,000 shares were issued in May 2023 in conjunction with certain 2022 conversions at $0.015 per share.

NOTE 5.LONG-TERM DEBT

Government Debt

In June 2020, the Company received a $150,000 economic injury disaster loan (“EIDL”). The loan accrues interest at a rate of 3.75% annually and is collateralized by all personal property and intangible assets of the Company. The loan has a 30-month moratorium on payments, after which monthly principal and interest payments of $731 will be made through the maturity date of June 2050. Interest expense totaled $1,418 and $1,462 for the three months ended September 30, 2023 and 2022, respectively. Interest expense totaled $4,207 and $4,385 for the nine months ended September 30, 2023 and 2022, respectively.

Bank Debt

In September 2015, the Company entered into a credit agreement for a $700,000 term loan with a financial institution. Payment terms consist of monthly payments in arrears of $3,547 for the first year outstanding. The monthly payment then increases to $4,574 until the term loan matures on September 30, 2025, in which the remaining unpaid principal balance and accrued interest is due. The interest rate for the first year was 1.99% per annum and increased to 4.95% per annum for the remaining life of the term loan. The term loan is collateralized by a deed of trust in the office building. The proceeds were used to purchase a building for which the Company’s operations are located. The net principal balance outstanding on the term loan at September 30, 2023 and December 31, 2022 was $0 and $551,525, respectively.

On March 15, 2023, the Company entered into an agreement to sell the building of its principal offices at a purchase price of $2 million and net proceeds of $1,363,818, upon repayment in full of the Company’s bank debt. Principal and interest totaling $524,585 were paid in conjunction with the sale. Interest expense totaled $0 and $6,728 for the three months ended September 30,2023 and 2022, respectively. Interest expense totaled $12,802 and $20,224 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 6.DERIVATIVE LIABILITIES

The Company’s convertible promissory notes contain variable conversion provisions upon default, Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion options and shares to be issued were recorded as derivative liabilities on the default dates.

Based on the various convertible promissory notes described in Note 4, the fair value of applicable derivative liabilities on notes and the change in fair value of derivative liabilities are as follows for the nine months ended September 30, 2023:

Fair value- December 31, 2022	$—
Derivative liabilities in conjunction with convertible promissory note defaults	491,846
Conversion of convertible promissory notes	(80,122)
Change in fair value of derivative liabilities	63,889
Fair value- September 30, 2023	$475,613

The fair value of the derivative liabilities – convertible promissory notes is estimated using a Lattice pricing model with the following assumptions:

2023
Market value of common stock	$0.0007-$0.005
Expected volatility	99.5-145.6%
Expected term (in years)	0.5-1.0
Risk-free interest rate	4.37-5.23%

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

The Company paid the Company’s CEO a bonus of $10,000 and $91,099 during the nine months ended September 30,2023 and 2022, respectively. Effective July 15, 2023, the Company’s board of directors executed a resolution whereby the CEO’s salary shall be reduced from $365,000 to $265,000 per year, with unpaid sums being accrued on the books of the Company and subject to an option in favor of the CEO to elect to convert the unpaid sums into shares of Company common stock. Accrued salary totaling $14,154 has been recorded as of September 30, 2023 and may be converted at any time into shares of the Company’s common stock at a discount of 10% of the market value on the date of conversion.

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

Compensation totaling $5,000 per month has been recorded for both the above advisor and an employee as board of director fees for the nine months ended September 30, 2023. There were no fees for the nine months ended September 30, 2022. See Note 11. On July 1, 2023, the advisor resigned from the board.

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

Trigger warrants to purchase a total of 173,000,000 shares of common stock, became exercisable during the nine months ended September 30, 2023, as the convertible promissory notes were not paid in full at the maturity dates. See Note 9.

In February 2023, the Company entered into a one-year consulting agreement under the Company’s Employee and Consultant Stock Ownership Plan, with an advisor and director in exchange for compensation of 35 million shares of common stock at a basis of $0.01 per share. See Note 7.

During the nine months ended September 30, 2023, holders of convertible promissory notes converted $201,188 of principal and $154,974 of interest and fees into 175,543,171 of common stock at prices ranging from $0.00102 to $0.01 per share.

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

No options were granted during the nine months ended September 30, 2023.

Warrants

During the nine months ended September 30, 2023, warrants to purchase 173,000,000 shares of the Company’s common stock in conjunction with previously issued convertible promissory notes were triggered. The warrants entitle the holders to each purchase the shares of the Company’s common stock at an exercise price of $0.01-$0.025 per share.

The warrants qualified for equity accounting as the warrants did not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The warrants were measured at fair value at the trigger dates and classified as equity.

The underlying notes matured prior to the trigger dates. The Company valued the warrants using Black Scholes Merton and Monte Carlo pricing models and recorded the warrants as interest expense in the accompanying statement of operations. The following table summarizes the assumptions used in the valuation model to determine the fair value of the warrants:

Fair Value of Common Share	$0.006-0.009
Exercise Price	$0.00102-0.025
Risk Free Rate	3.92-4.94%
Expected Life (Yrs.)	5.0
Volatility	130.0-145.3%

The fair value of the warrants of $263,476 has been recorded as interest expense.

The following table summarizes the information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable at September 30, 2023:

Date Issued	Exercise Price	Number Outstanding	Expiration Date
December 1, 2018	$0.00102	170,898	December 1, 2023
May 1, 2020	$0.52	100,000	May 1, 2025
October 1, 2021	$0.025	9,000,000	October 1, 2026
October 17, 2021	$0.025	450,000	October 17, 2024
August 10, 2022, 2022	$0.00102	3,336,843	August 10, 2027
September 29, 2022, 2022	$0.00102	2,780,690	September 29,2027
February 11, 2023	$0.00102	500,000	February 11, 2028
March 10, 2023	$0.00102	12,500,000	March 10, 2028
September 15, 2023	$0.00102	148,000,000	September 15, 2026
		176,838,431

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
		27,837,533

During the nine months ended September 30, 2023, the subsequent convertible promissory note conversions triggered the warrant reset feature on certain previously issued warrants. The resets for all outstanding warrants were recorded as a reduction to retained earnings and in an increase to additional paid-in-capital of $3,461.

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

In September 2023, the Company entered into an operating lease for its office location. The lease provides for a base rent of $5,280 per month through September 30, 2026. The lease may be renewed for one three-year period. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 12.4% within the calculation. Rent expense totaled $5,412 under the current lease during the nine months ended September 30, 2023.

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

There are unasserted claims between the company and three of the Company’s lenders that could possibly exceed $5,000. As of the date of this filing, noteholders notified the Company that, because of the respective defaults or cross defaults of a matured note resulting from the sale of its real property, the default amounts under the notes, including the payment of principal, accrued interest, default interest, and legal fees, multiplied by 125%-150% is being sought. The amount of $390,000 in default penalties has been accrued and recorded as other expense in the statement of operations for the three months ended September 30, 2023, for all holders, During the nine months ended September 30, 2023, the note holders have applied default conversion rates to outstanding principal, interest, and default amounts under the notes. The Company has accrued all default interest under the respective notes. The Company is in negotiations with all noteholders to reform the various notes in default. With respect to the unasserted claims by and between the Company and the noteholders, the ongoing negotiations of the parties are informal, private, confidential and, as of the date of this filing, are incomplete and unresolved. Thus, it is difficult as of the date of this filing to establish whether or not any legal actions arising from these unasserted claims are “probable,” “reasonably possible,” or “remote,” or what remedies may be sought in any action, and whether or not those remedies are material under FAS 5. No noteholder has communicated to the Company that legal action exists or is imminent. No court has jurisdiction over the matters because, as of the date of this filing, no lender has filed an action in any court of competent jurisdiction or any arbitration proceeding.

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

In October 2023, a shareholder cancelled 8,380,546 shares for no consideration.

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

Results of Operations

Overview and Financial Condition

Going Concern

Since inception, the Company has incurred approximately $23.4 million of accumulated net losses. In addition, during the nine months ended September 30, 2023, the Company used $1,366,445 in operations and had a working capital deficit of $2,547,831. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all its obligations as they come due for the next twelve months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.

As a result, there is significant uncertainty whether the entity will continue as a going concern and, therefore, whether it will realize its assets and settle its liabilities and commitments in the normal course of business and at the amounts stated in the financial statements.

Accordingly, no adjustments have been made to the financial statements relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might be necessary should the entity not continue as a going concern. At this time, management is of the opinion that no asset is likely to be realized for an amount less than the amount at which it is recorded in the financial statements at September 30, 2023.

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

The following table sets forth the unaudited results of our operations for the three months ended September 30,

	2023	2022
Net Sales	$323,613	$279,551
Cost of goods sold	72,437	58,008
Gross profit	251,176	221,543
Operating Expenses	490,205	558,919

Loss from operations	(239,029)	(337,376)
Other expense	(137,691)	(620,570)
Net Loss	$(376,720)	$(957,946)

Operating Results

July 1,2023 through September 30,2023 Compared to July 1, 2022 through September 30, 2022

Our sales totaled $323,613 for the three months ended September 30,2023 and $279,551 for the three months ended September 30, 2022, an increase of $44,062 or 16% The increase is primarily related to an increase in units sold, as well as an increase in average selling price.

Cost of sales and gross margins for the three months ended September 30,2023and for the three months ended September30,2022 were $72,437 and 78% and $58,008 and 79%, respectively. Our cost of sales consists of the cost of materials and distribution expenses. Cost of sales and gross margins are affected by product mix as well as the mix in the level of sales between commissioned agents and distributors.

The following table sets forth the operating expenses for the three months ended September 30:

	2023	2022	Change
Marketing	$825	$19,221	$(18,396)
Commissions	31,300	56,020	(24,720)
Payroll related	226,142	229,748	(3,606)
Consulting and professional fees	115,535	159,676	(44,141)
Research and development	—	15,000	(15,000)
Other operating expenses	116,403	79,254	37,149
	$490,205	$558,919	$(68,714)

The following table sets forth the stock- based compensation expense included in the above operating expenses for the three months ended September 30:

	2023	2022	Change
Marketing	—	8,000	(8,000)
Payroll related	—	10,000	(10,000)
Consulting and professional fees	—	35,000	(35,000)
	$—	$53,000	$(53,000)

Selling, general and administrative expenses consist primarily of payroll related expenses, commissions, consulting and professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $490,205 for the three months ended September 30,2023 and $558,919 for the three months ended September 30,2022 a decrease of $68,714 or about 12%. The change is primarily due to a decrease in consulting and professional fees of $44,141, commissions of $24,720, marketing costs of $18,396 and in research and development costs of $15,000, partially offset by an increase in other operating expenses of $37,149.

The increase in other operating expenses consists primarily of rent expense and moving costs subsequent to the sale of the building.

The decrease in research and development costs relates to advancement towards the development of tooling and production phase of the Company’s new product line. The decrease in commissions relates to the reduction in sales requiring commission. The decrease in marketing expenses reflects a trade show in July 2022, that was not attended in July 2023.

The decrease in consulting and professional fees is primarily the result of stock-based compensation of $35,000 in the 2022 period recorded in conjunction with shares issued for investor relations and financial advisory services, and decreased consulting and professional fees related to costs associated with operating as a public company.

Other expense decreased by $482,879 primarily due to the $460,000 loss on extinguishment of debt in the 2022 period and the decrease in the fair market value of derivative liabilities of $63,069, partially offset by accrued penalties of $50,000 related to convertible notes payable in default. The loss on extinguishment of debt of $460,000 is the result of additional shares to issued in conjunction with previously settled convertible notes payable and a consulting agreement. for convertible notes payable in default,

As a result of the foregoing, we recorded a net loss of $376,720 for the three months ended September30, 2023, compared to a net loss of $957,946 for the three months ended September 30, 2022. The decrease in net loss is primarily attributed to decreased loss from operations, and the absence of the loss on extinguishment of debt in the 2023 period.

The following table sets forth the unaudited results of our operations for the nine months ended September 30:

	2023	2022
Net Sales	$997,213	726,696
Cost of goods sold:	222,652	170,984
Gross profit	774,561	555,712
Operating Expenses	2,616,531	1,901,908

Loss from operations	(1,841,970)	(1,346,196)
Other expense	(450,619)	(1,292,217)
Net Loss	$(2,292,589)	(2,638,413)

January 1,2023 through September 30, 2023 Compared to January 1, 2022 through September 30, 2022

Our sales totaled $997,213 for the nine months ended September 30,2023 and $726,696 for the nine months ended September 30, 2022, an increase of $270,517 or 37% The increase is primarily related to an increase in units sold and in average selling price.

Cost of sales and gross margins for the nine months ended September 30, 2023 and for the nine months ended September 30, 2022 were $222,652 and 78% and $170,984 and 76%, respectively. Our cost of sales consists of the cost of materials and distribution expenses. Cost of sales and gross margins are affected by product mix as well as the mix in the level of sales between commissioned agents and distributors. In addition, increased freight and customs charges impacted 2022 period margins.

The following table sets forth the operating expenses for the nine months ended September 30:

	2023	2022	Change
Marketing	$26,700	$25,319	$1,381
Commissions	114,400	143,267	(28,867)
Payroll related	1,135,130	691,501	443,629
Consulting and professional fees	687,931	831,601	(143,670)
Research and development	289,934	45,000	244,934
Other operating expenses	362,436	165,220	197,216
	$2,616,531	$1,901,908	$714,623

The following table sets forth the stock- based compensation expense included in the above operating expenses for nine months ended September 30:

	2023	2022	Change
Marketing	$—	$8,000	$(8,000)
Payroll related	400,000	14,703	385,297
Consulting and professional fees	315,000	461,900	(146,900)
	$715,000	$484,603	$230,397

Selling, general and administrative expenses consist primarily of payroll related expenses, commissions, consulting and professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $2,616,531 for the nine months ended September 30, 2023 and $1,901,908 for the nine months ended September 30, 2022, an increase of $714,623 or about 38%.

The change is primarily due to a $443,629 increase in payroll related costs of, which $385,297 is stock-based compensation, increased research and development costs of $244,934 and other operating costs of $197,216, partially offset by a decrease in consulting and professional fees of $143,670, primarily stock- based compensation related.

The non -stock based compensation increase in payroll related costs consists primarily of additional employee headcount and a $79,000 increase in salary paid to the Company’s CEO in conjunction with the January 2023 employment agreement, partially offset by a decrease in bonus paid to the Company’s CEO of approximately $81,000.

The increase in research and development costs relates to payments made under its product development agreement as new milestones were met. The increase in other operating expenses consists primarily of rent expense and moving costs subsequent to the sale of the building, an increase in insurance related to D&O insurance and travel and entertainment and trade show costs reflecting expanded sales and marketing efforts.

Stock-based compensation expense for the nine months ended September 30, 2023, includes $315,000 related to a consulting agreement with an advisor and director and $400,000 related to the issuance of a share of Series B Preferred stock to the Company’s CEO. Stock-based compensation expense for the nine months ended September 30, 2022, includes $461,900 related to third party agreements for financial and strategic advisory services and $10,000 for shares of Series A preferred stock issued to the Company’s CEO as compensation.

Other expense decreased by $841,598 primarily due to a gain on the sale of the Company’s building of $1,193,676 and 2022 loss on extinguishment of debt of $781,800, partially offset by an increase in interest expense of $324,392, accrued penalties of $390,000 for convertible notes payable in default and losses associated with derivative liabilities of $355,597. The increase in interest expense reflects $263,476 related to the valuation of certain trigger warrants for matured convertible notes payable.

As a result of the foregoing, we recorded a net loss of $2,292,589 for the nine months ended September 30, 2023, compared to a net loss of $2,638,413 for the nine months ended September 30, 2022. The increase in net loss is primarily attributed to increased loss from operations, increased interest expense and losses associated with default penalties on convertible notes payable and derivative liabilities, partially offset by the gain on the sale of the Company’s building.

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

Liquidity and Capital Resources

During the nine months ended September 30,2023 our cash and cash equivalents decreased by $229,948 reflecting cash used in operations of $1,366,445 and cash used in financing activities of $608,386, offset by cash provided from investing activities of $1,744,883. At September 30, 2023, the Company had a working capital deficit of $2,547,831 and cash on hand of $138,477. During the nine months ended September 30, 2022, our cash and cash equivalents increased by $75,745 reflecting cash used in operations of $740,238, offset by net proceeds from financing activities of $815,983. At September 30, 2022, the Company had a working capital deficit of $1,784,690 and cash on hand of $458,915.

Operating Activities

Cash flows used in operating activities totaled $1,366,445 for the nine months ended September 30,2023 as compared to cash flows used of $740,238 or the nine months ended September 30, 2022. The change in cash flows used in operating activities is primarily the result of an increase in inventory purchases, and accrued liabilities, decreases in accounts payable and customer deposits as well as an increase in the loss from operations, excluding stock-based compensation expense.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2023 totaled $1,744,883 related to $1,894,588 of gross proceeds from the sale of the Company’s building before payment of the outstanding long-term bank debt secured by the building. Investing activities for the nine months ended September 30,2023 also included capital expenditures totaling $149,705 for production tooling. There were no investing activities in the 2022 period.

Financing Activities

Cash flows used in financing activities totaled $608,386 for the nine months ended September 30,2023 as compared to cash flows provided by financing activities of $815,983 for the nine months ended September 30, 2022. The cash flows used in the 2023 period are primarily the result of the $522,401 repayment of the long- term bank debt related to the building as part of the March 2023 sale and convertible notes payable payments totaling $85,985.

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

As of the period ended September 30, 2023 our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures, to determine the existence of any material weaknesses or significant deficiencies. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Based on this evaluation, the Company’s management concluded its internal controls over financial reporting were not effective as of September 30, 2023. The ineffectiveness of the Company’s internal control over financial reporting was due to the following identified material weaknesses and significant deficiencies:

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

There are unasserted claims between the Company and three of the Company’s lenders that could possibly exceed $5,000. As of the date of this filing, lenders notified the Company that, because of the respective defaults or cross defaults of matured notes resulting from the sale of its real property, the default amounts under the notes, including the payment of principal, accrued interest, default interest, and legal fees, multiplied by 125%- 150% is being sought. The amount of $390,000 in default penalties has been accrued and recorded as other expense in the statement of operations for the nine months ended September 30, 2023, for the note holders. During the nine months ended September 30, 2023, the note holders have applied default conversion rates to outstanding principal, interest, and default amounts under the notes. The Company has accrued all default interest under the respective notes. The Company is in negotiations with all lenders to reform the various notes in default. With respect to the unasserted claims by and between the Company and the noteholders, the ongoing negotiations of the parties are informal, private, confidential, and, as of the date of this filing, are incomplete and unresolved. Thus, it is difficult as of the date of this filing to establish whether or not any legal actions arising from these unasserted claims are “probable,” “reasonably possible,” or “remote,” or what remedies may be sought in any action, and whether or not those remedies are material under FAS 5. No note holder has communicated to the Company that legal action exists or is imminent. No court has jurisdiction over the matters because, as of the date of this filing, no lender has filed an action in any court of competent jurisdiction or any arbitration proceeding.

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

On May 10, 2023, the Company issued 1,000,000 common shares to Mast Hill Fund, LP, as a reconciliation for the Company’s prior issuances to another convertible note holder at a lower base conversion price. The issuance to Mast Hill relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder with respect to the issuance of the restricted stock. Mast Hill was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties, and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Mast Hill. There was no general solicitation concerning the offer or sale of the restricted securities. Mast Hill acquired the restricted common stock for its own account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

On May 10, 2023, the Company issued 2,700,000 common shares to Mast Hill Fund, LP, as a reconciliation for the Company’s prior issuances to another convertible note holder at a lower base conversion price. The issuance to Mast Hill relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder with respect to the issuance of the restricted stock. Mast Hill was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties, and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Mast Hill. There was no general solicitation concerning the offer or sale of the restricted securities. Mast Hill acquired the restricted common stock for its own account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

On May 10, 2023, the Company issued 375,000 common shares to Blue Lake Partners, LLC, as a reconciliation for the Company’s prior issuances to another convertible note holder at a lower base conversion price. The issuance to Blue Lake relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder with respect to the issuance of the restricted stock. Blue Lake was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties, and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Blue Lake. There was no general solicitation concerning the offer or sale of the restricted securities. Blue Lake acquired the restricted common stock for its own account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

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

On July 13, 2023, Blue Lake Partners, LLC converted $1,999.13 of principal, $18,282.87 of accrued interest, and $1,750.00 of fees from a convertible promissory note dated March 10, 2022, into 21,600,000 shares of common stock. The original issuance to Blue Lake relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder with respect to the issuance of the restricted stock. Blue Lake was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties, and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Blue Lake. There was no general solicitation concerning the offer or sale of the restricted securities. Blue Lake acquired the restricted common stock for its own account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

On July 14, 2023, Jefferson Street Capital, LLC, converted convert $17,000.00 of principal and $750.00 in fees, totaling $17,750.00 froma convertible note issued August 8, 2022, into 17,401,960 shares of Common Stock. The original issuance to Jefferson Street relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder with respect to the issuance of the restricted stock. Jefferson Street was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties, and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Jefferson Street. There was no general solicitation concerning the offer or sale of the restricted securities. Jefferson Street acquired the restricted common stock for its own account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

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

Dated: November 20, 2023

ELECTROMEDICAL TECHNOLOGIES INC.

By:	/s/ Matthew Wolfson
Matthew Wolfson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew Wolfson
Matthew Wolfson
Chief Financial Officer
(Principal Financial and Accounting Officer)