Form 10-K
period 2023-12-31
Electromedical Technologies, Inc
filed 2024-05-01
CIK 1715819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

Or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                           to

Commission File Number 000-56192

ELECTROMEDICAL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation)	5047 (Primary Standard Industrial Classification Code Number)	82-2619815 (I.R.S. Employer Identification No.)

16413 N. 91st Street, Ste. C140
Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

(888) 880-7888

(Registrant’s telephone number, including area code)

Title of each class	Trading symbol	Name of exchange on which registered

$0.00001 par value, common stock	EMED	None

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

The aggregate market value of common equity held by non-affiliates of the Registrant as of December 31, 2023 was approximately $313,166.

As at April 30, 2024, 507,288,394 shares of common stock, par value $0.00001, were issued and outstanding.

PART I.

ITEM 1. BUSINESS

This annual report on Form 10-K (including, but not limited to, the following disclosures regarding our Business) contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this annual report on Form 10-K. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

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

Company Background

The Company was formed in Nevada in August 30, 2002 as IntelSource Group, Inc. and began operations in 2003. In 2007, IntelSource Group, Inc. merged with ElectroMedical Technologies, LLC. The Company began acting as Electro Medical Technologies, LLC, an Arizona limited liability company on November 9, 2010, after the merger with ElectroMedical Technologies, LLC, a Nevada Company. The Company converted to a corporation in the State of Delaware on August 23, 2017.

Electromedical Technologies is a bioelectronics manufacturing and marketing company. We offer U.S. Food and Drug Administration (FDA) cleared medical devices for pain management.

Bioelectronics is a developing field of “electronic” medicine that uses electrical impulses over the body’s neural circuitry to try to alleviate pain without drugs. The human body is controlled by electrical signals sent through the nervous system, which can become distorted after accidents or because of disease. The field of bioelectronic medicine aims to safely correct irregularities in the nervous system by modifying the electrical language of the body related to pain relief.

Our mission is to improve global wellness for people suffering from various painful conditions by relieving chronic and acute pain using energy, frequency, and vibration as an alternative to pharmaceuticals and that one day, read and modify electrical signals passing along nerves in the body, to restore long-term health.

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

We believe that we do this by delivering innovative solutions that provide fast and long-lasting pain relief across the broadest range of ailments. We engineer simple-to-use bioelectronics therapy devices, which send a proprietary sequence of electrical signals. We believe our devices have proven to be highly effective over the past decade and have the technological capability to be used in medical research.

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

Our mission is to improve global wellness for people suffering from various painful conditions by relieving chronic and acute pain using energy, frequency, and vibration as an alternative to pharmaceuticals and that one day, read and modify electrical signals passing along nerves in the body, to restore long-term health. We believe that we do this by delivering innovative solutions providing fast and long-lasting pain relief across the broadest range of ailments. We engineer simple-to-use bioelectronics therapy devices, which send a proprietary sequence of electrical signals. We believe our devices have proven to be highly effective over the past decade and have the technological capability to be used in medical research.

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

We believe that we can provide an opioid-free solution to over 100 million people suffering from chronic and acute pain just in the US market alone. In recent years, we have also focused on the market for U.S. military service veterans, many of whom do not have many options other than powerful drugs that can cause side effects when it comes to treating chronic or acute pain. We intend to include a special program that will offer our new POD devices at no upfront cost for the veterans of the U.S. armed forces and their immediate families, which, according to the Census Bureau, as of 2014, consists of nearly 22 million individuals.

Industry and Regulatory Overview

Medical devices are regulated by the Food and Drug Administration (“FDA”) in the United States and can be regulated by foreign governments for devices sold internationally. The Company has medical device certifications in the USA (FDA),

The Federal Food, Drug and Cosmetic Act and regulations issued by the FDA regulate testing, manufacturing, packaging, and marketing of medical devices. Under the current regulations and standards, we believe that our devices are subject to general controls, including compliance with labeling and record-keeping rules. In addition, our medical devices require pre-market approval, which for TENS devices can be achieved through a 510(k) premarket notification submission.

Our manufacturing processes and facilities are also subject to regulations, including the FDA’s QSR requirements (formerly Good Manufacturing Practices). These regulations govern the way we manufacture our products and maintain documentation for our manufacturing, testing, and control activities. In addition, to the extent we manufacture and sell products abroad, those products are subject to the relevant laws and regulations of those countries.

The labeling of our devices, our promotional activities, and marketing materials are regulated by the FDA and various state agencies. Activities that are constrained by these regulations include the marketing of our products for “off-label” usage; that is, recommendations to use our products for purposes other than what is indicated in the labeling. Violations of this requirement may result in administrative, civil, or criminal actions against the manufacturer or seller by the FDA or governing state agencies.

An element of our strategy is to continue to upgrade our products, add new features and expand clearance or approval of our current products to new indications. In the United States, before we can market a new medical device, or a new use of, a new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or the FDCA, or approval of a premarket approval application, or PMA, from the FDA, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the PMA process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing, and labeling data. Our ability to successfully obtain clearance for any new indications will be dependent on us submitting data as to the successful completion of clinical trials evidencing safety and efficacy. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. However, some devices are automatically subject to the PMA pathway regardless of the level of risk they pose because they have not previously been classified into a lower-risk class by the FDA. Manufacturers of these devices may request that the FDA review such devices in accordance with the de novo classification procedure, which allows a manufacturer whose novel device would otherwise require the submission and approval of a PMA prior to marketing to request down-classification of the device on the basis that the device presents low or moderate risk. If the FDA agrees with the down classification, the applicant will then receive authorization to market the device. This device type can then be used as a predicate device for future 510(k) submissions. We initially received marketing authorization for our device through the de novo classification process, and we have made changes to our system through subsequent 510(k) clearances. The process of obtaining regulatory clearances or approvals or completing the de novo classification process to market a medical device can be costly and time-consuming, and we may not be able to successfully obtain pre-market reviews on a timely basis if at all.

Modifications to products that are approved through a PMA application generally require FDA approval. Similarly, certain modifications made to products cleared through a 510(k) or authorized through the de novo classification process may require a new 510(k) clearance. Each of the PMA approval, de novo classification and the 510(k) clearance processes can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to 12 months but can last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) -clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, a PMA generally requires the performance of one or more clinical trials.

Despite the time, effort, and cost, a device may not be approved or cleared by the FDA. Any delay or failure to obtain necessary regulatory approvals or clearances could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the device, which may limit the market for the device.

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

The FDA can delay, limit, or deny clearance or approval of a device for many reasons, including: we may be unable to demonstrate to the FDA’s satisfaction that the product or modification is substantially equivalent to the proposed predicate device or safe and effective for its intended use; the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required; and the manufacturing process or facilities we use may not meet applicable requirements.

Even if granted, a 510(k) clearance, de novo classification, or PMA approval imposes substantial restrictions on how our devices may be marketed or sold, and the FDA continues to place considerable restrictions on our products and operations. For example, the manufacture of medical devices must comply with the FDA’s Quality System Regulation or QSR. In addition, manufacturers must register their manufacturing facilities, list the products with the FDA, and comply with requirements relating to labeling, marketing, complaint handling, adverse event, and medical device reporting, reporting of corrections and removals, and import and export. The FDA monitors compliance with the QSR and these other requirements through periodic inspections. If our facilities or those of our manufacturers or suppliers are found to be in violation of applicable laws and regulations, or if we or our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions: untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties; customer notifications or repair, replacement, refunds, detention or seizure of our products; operating restrictions or partial suspension or total shutdown of production; refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products; withdrawing 510(k) marketing clearances or PMA approvals that have already been granted; refusing to provide Certificates for Foreign Government; refusing to grant export approval for our products; or pursuing criminal prosecution. Any of these sanctions could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands and could have a material adverse effect on our reputation, business, results of operations, and financial condition. We may also be required to bear other costs or take other actions that may have a negative impact on our sales and our ability to generate profits.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions that may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. We also cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions, including the Executive Orders, will be implemented and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

In order to sell our products in member countries of the EEA our products must comply with the essential requirements of the EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with these requirements is a prerequisite to be able to affix the CE Mark to our products, without which they cannot be sold or marketed in the EEA. To demonstrate compliance with the essential requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the EU Medical Devices Directive, a conformity assessment procedure requires the intervention of an organization accredited by a Member State of the EEA to conduct conformity assessments, or a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine the technical file and the quality system for the manufacture, design, and final inspection of our devices. The Notified Body issues a certificate of conformity following the successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the CE Mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

Sales and Marketing

Principal Products and Services

WellnessPro Plus

Our principal product, WellnessPro Plus, is an intelligent and effective bioelectronics therapy prescription deviceand is used by consumers and healthcare professionals to relieve chronic and acute pain. Research studies have shown the efficacy of bioelectronics therapy in the treatment of chronic pain from a variety of ailments, including arthritis, chronic low back pain, fibromyalgia, diabetic neuropathy, Lyme disease, osteoarthritis, and neuropathic pain. This medical device is classified by the FDA as a transcutaneous electrical nerve stimulation (“TENS”) device. We believe, based on consumer and professional testimonials from the past decade, that our device has been on the market, that the WellnessPro Plus treats pain conditions faster with longer-lasting relief, compared to lower-cost conventional TENS devices. We attribute this in part to our proprietary algorithm and technology that we call the “DeepPulse.” With the DeepPulse there are close to one million frequency ranges to choose from to help prevent accommodation. The device can also generate micro-current stimulation to mimic the body’s own electric signals.

The device sends a proprietary sequence of electrical signals that change at various times, preventing accommodation (where the body adapts to specific treatments, diminishing treatment effectiveness). Also, our proprietary DeepPulse pre-modulation technology allows signals to penetrate deeper into affected areas, which we believe produces faster, longer-lasting pain relief. Additionally, our micro-current mode delivers signals which naturally mimic the body’s signals, triggering the body’s own natural ability to relieve pain via “endorphin release” and accelerating the ION pump exchange. This allows for the reduction of pain, increased microcirculation, and oxygenation of red blood cells, which in turn helps the body de-stress from pain and trigger natural, healthy processes necessary for better health.

We are finalizing the development of an enhanced version of our Wellness Pro Plus that we intend to market under the name “Wellness Pro Plus Infinity.” This device will include expanded bioelectric modalities, safety, and efficacy. We expect that the Wellness Pro Plus Infinity will be ready for market in fiscal 2024.

WellnessPro POD and Wellness ION Pen

We are planning to bring two new products to market – extending the Wellness Product line: the WellnessPro POD, our first wearable product, and the Wellness ION Pen. We believe that the WellnessPro POD represents an exciting product line expansion as a “clinical-grade” wearable device that is intended to treat chronic pain, PTSD, anxiety, depression, and insomnia. We intend to sell this device over the counter; however, some modalities on this device may only be provided with a prescription. Our target market for the WellnessPro POD is chronic pain sufferers, which is estimated to be 100 million individuals in the United States alone. We intend to focus on various segments in this market, including veterans of the U.S. armed forces, which, according to the Census Bureau, as of 2014, consists of nearly 22 million individuals. Our goal is to educate the medical community of the benefits of “natural”, non-invasive, non-toxic pain relief and for the WellnessPro POD to be an initial choice for practitioners to prescribe separately or in conjunction with pain medication.

Both new products will integrate with the WellnessPro Plus to leverage the engineering breakthroughs and intellectual property found in the WellnessPro Plus, and yet will still function as standalone devices.

WellnessPro POD

●	The WellnessPro POD is a compact “clinical-grade” wearable intended to keep pace with the evolution in pain management across practice segments, which will expand the range of treated modalities from chronic and acute pain to include PTSD, anxiety, depression, and insomnia.

Wellness ION Pen

●	The Wellness ION Pen is a unique interferential cold laser used to deliver targeted frequency stimulation. This therapeutic laser, which we intend to sell over the counter, will deliver expanded wavelengths relative to comparable lasers combined with micro-stimulation. We believe this will improve circulation and tissue healing and reduce inflammation and pain. The Wellness ION Pen will also have cosmetic applications for skin issues.

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

Further, we believe that our products can help provide a solution to the opioid problem. Our current product, WellnessPro Plus, assists with the recovery from opioid addiction. We believe that the WellnessPro POD will also be highly effective for pain management and relief and could be used as an alternative or can be prescribed in conjunction with pain medication to reduce the amount of deaths and addictions due to Opioid abuse and misuse.

Strategy

Electromedical Technologies, for the first fifteen years of its existence, has been fortunate to have grown “organically” without formal sales and marketing programs. We believe this is fundamental because of the product’s ability to deliver uncommon levels of pain relief, better quality of life, and wellness for thousands of customers. Customers subsequently shared their miraculous stories of recovery – some of which can be found on our website. We believe that those testimonials influenced thousands of people living with ailments and pain to turn to WellnessPro Plus for relief. These changes in with the additional capital we are planning to raise. In 2023 and beyond, Electromedical will engage in a comprehensive and fully integrated marketing program to increase sales and build the Electromedical brand. The integrated marketing program will include the following elements:

●	Website marketing
o	Using sophisticated tools integrated with our website, such as marketing automation, we will automate the process of nurturing web visitors and increasing sales.
●	Digital marketing.
o	Using advanced approaches for improving the Company’s organic and paid search optimization results, we will increase traffic to and sales from our website.
●	Social marketing and advertising.
o

Using a comprehensive approach to marketing across the primary social channels (twitter, LinkedIn, Facebook, YouTube, Instagram), we will engage consumers and influencers (associations), elevate the brand and increase sales directly and indirectly.

o	Social marketing will also include the thoughtful use of Facebook ads and LinkedIn-sponsored posts to drive web traffic and increase sales.
●	Content marketing.
o	Using a thoughtful approach to newsletters and blog content, we will elevate the brand and increase sales directly and indirectly.
●	Partner and association marketing.
o

We will selectively identify associations and partners that can help elevate the brand and increase sales. Examples of associations that we intend to target include the American Chiropractic Association, which may provide an important opportunity to increase awareness, exercise thought leadership, and drive sales.

●	Trade show marketing
o	We will evaluate and participate in selective medical device and wellness trade shows, which elevate the brand and increase sales.

In addition to a comprehensive marketing program, Electromedical will make strategic investments in sales staff, training, and support, all intended to expand distribution and sales.

●	Sales Staff: Electromedical intends to hire a Director of Business and Sales Development to further develop its business opportunities in various geographic areas.
●	National Technical Training Manager: Electromedical intends to hire a National Technical Training Manager to develop and implement training programs.

Research and Development

The Company has several products in various stages of research and development. We are finalizing development of an enhanced version of our Wellness Pro Plus that we intend to market under the name “Wellness Pro Plus Infinity.” This device will include expanded bioelectric modalities, safety, and efficacy. We expect that the Wellness Pro Plus Infinity will be ready for market in fiscal 2024.

We are also planning to bring two new products to market – extending the Wellness Product line: the WellnessPro POD, our first wearable product, and the Wellness ION Pen. We believe that the WellnessPro POD represents an exciting product line expansion as a “clinical-grade” wearable device that is intended to treat chronic pain, PTSD, anxiety, depression, and insomnia. We intend to sell this device over the counter; however, some modalities on this device may only be provided with a prescription. Our target market for the WellnessPro POD is chronic pain sufferers, which is estimated to be 100 million individuals in the United States alone. We intend to focus on various segments in this market, including veterans of the U.S. armed forces, which, according to the Census Bureau, as of 2014, consists of nearly 22 million individuals. Our goal is to educate the medical community about the benefits of “natural”, non-invasive, non-toxic pain relief and for the WellnessPro POD to be an initial choice for practitioners to prescribe separately or in conjunction with pain medication.

Both of these new products will integrate with the WellnessPro Plus to leverage the engineering breakthroughs and intellectual property found in the WellnessPro Plus, and yet will still function as standalone devices.

WellnessPro POD

●	The WellnessPro POD is a compact “clinical-grade” wearable intended to keep pace with the evolution in pain management across practice segments, which will expand the range of treated modalities from chronic and acute pain to include PTSD, anxiety, depression and insomnia.

Wellness ION Pen

●	The Wellness ION Pen is a unique interferential cold laser used to deliver targeted frequency stimulation. This therapeutic laser, which we intend to sell over the counter, will deliver expanded wavelengths relative to comparable lasers combined with micro-stimulation. We believe this will improve circulation and tissue healing and reduce inflammation and pain. The Wellness ION Pen will also have cosmetic applications for skin issues.

Significant Customers

For both the years ended December 31, 2023 and 2022, the Company had two significant customers.

Intellectual Property

Electromedical Technologies has the rights to several trademarks concerning Wellness+Plus Pro®, WellnessPro POD™, IDNA Internative Dynamic Neuro Adaptation®Deep Pulse™, WellnessPro™, FaceSPA™ and Electromedical Technologies®. The Company has a provisional utility patent filed and a registered design patent for the Wellness Pro Infinity™.

Competition

We operate in the pain management, rehabilitation, and physical therapy market. We not only compete with other similar devices that treat pain and other medical ailments but also with traditional treatment approaches such as drug prescriptions and surgery and rehabilitation therapy and complementary medical practices such as acupuncture. Further, our competitors include several large, diversified companies that have more financial, marketing, and other resources, distribution networks, and greater name recognition than us. These competitors include Galvani Bioelectronics, Medtronic, and DJOGlobal-Chatanooga. Historically, Electromedical has competed in the “electromedical” and “bio-electrotherapy” device segment, including the crowded TENS market, which now includes inexpensive TENS devices such as the devices produced by “IcyHot.”

Employees

As of December 31, 2023, we have 6 full-time employees, 4 of whom are U.S based, primarily at our Scottsdale, Arizona headquarters. None of our U.S. employees are represented by a labor union.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2022, the Company owned the over 5,000 square foot office warehouse unit where its headquarters was located at, 16561 N. 92nd Street, Unit D101, Scottsdale, Arizona. On March 15, 2023, the Company entered into an agreement to sell the building of its principal offices at a purchase price of $2 million and net proceeds of $1,363,818 upon repayment in full of the Company’s bank debt. The Company simultaneously entered into a one-year lease agreement with the purchaser to lease the facilities for $9,000 a month. In September 2023, the Company entered into an operating lease for 3,300 square feet of office and warehouse space at 16413 N. 91st Street, Unit C140, Scottsdale, Arizona. The lease provides for a base rent of $5,280 per month through September 30, 2026. The lease may be renewed for a three-year period.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.MARKET INFORMATION AND HOLDERS

Our common stock trades on the OTC Markets under the ticker symbol “EMED.” As of December 31, 2023, there were 110 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock:

For the Period Ending	High	Low
Fourth Quarter, 2022	$0.025	$0.006
First Quarter, 2023	$0.011	$0.005
Second Quarter, 2023	$0.005	$0.001
Third Quarter, 2023	$0.001	$0.001
Fourth Quarter, 2023	$0.001	$0.001

DIVIDEND POLICY

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Instead, we currently anticipate that we will retain all of our future earnings, if any, to fund the operation and expansion of our business and to use as working capital and for other general corporate purposes. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing law and conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report that are not statements of historical fact, including, without limitation, statements containing the words “believes,” “expects,” “anticipates,” and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. From time to time, we may make other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may materially differ as a result of many factors, including the risks discussed from time to time in this report, including the risks described under “Risk Factors” in any filings we have made with the SEC.

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates, including those related to useful lives of real estate assets, bad debts, impairment, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

Background

Electromedical Technologies is a bioelectronics manufacturing and marketing company. We offer U.S. Food and Drug Administration (FDA) cleared medical devices for pain management.

Bioelectronics is a developing field of “electronic” medicine that uses electrical impulses over the body’s neural circuitry to try to alleviate pain without drugs. The human body is controlled by electrical signals sent through the nervous system, which can become distorted after accidents or as a result of disease. The field of bioelectronic medicine aims to safely correct irregularities in the nervous system by modifying the electrical language of the body related to pain relief.

Our mission is to improve global wellness for people suffering from various painful conditions by relieving chronic and acute pain using energy, frequency, and vibration as an alternative to pharmaceuticals and, one day, read and modify electrical signals passing along nerves in the body to restore long-term health.

Additionally, we have a corporate goal to offer the public effective alternatives to addictive pain-relieving drugs, such as opioids. According to the Society of Actuaries, opioid overdose deaths are now the single largest factor slowing the growth in U.S. life expectancy and has led to stagnation or decreases in life expectancy three years in a row for the first time since 1915–1918, when the country was facing World War I and the Spanish flu pandemic. The U.S. Centers for Disease Control and Prevention (CDC) has reported that, from 1999 through 2017, nearly 400,000 have died from overdoses from prescription or illicit opioids. It is our aim to offer effective alternatives to pain management.

Critical Accounting Policies and Estimates

Revenue Recognition

The FASB issued Accounting Standards Update (“ASU”) No. 2014-09, codified as ASC 606: Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers when performance obligations are satisfied through the transfer of promised goods to the Company’s customers. Control transfers upon shipment of the product and when the title has been passed to the customers. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue is recorded net of sales taxes collected from customers on behalf of taxing authorities, allowance for estimated returns, chargebacks, and markdowns based upon management’s estimates and the Company’s historical experience. The Company’s liability for sales return refunds is recognized within other current liabilities, and an asset for the value of inventory that is expected to be returned is recognized within other current assets on the balance sheets.

Equity Issued with Convertible Debt

The Company is required to issue warrants in conjunction with certain convertible debt. The warrants qualified for equity accounting as the warrants did not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The warrants were measured at fair value at the time of issuance and classified as equity.

The Company values the warrants using Black Scholes Merton and Monte Carlo pricing models and records the warrants as a reduction of the notes included in the debt discount balance.

Derivative Liabilities

The Company’s convertible promissory notes contain variable conversion provisions upon default. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion options are recorded as derivative liabilities on the default dates and at each reporting period.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, certain disclosures at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the financial statements have been prepared based on the most current and best available information. However, actual results from the resolution of such estimates Critical accounting estimates and assumptions used that are significant to the financial statements, and areas involving a higher degree of judgement or complexity, include the valuation of equity instruments and derivative liabilities.

Results of Operations

The following table sets forth the audited results of our operations for the years ended December 31:

	2023	2022
Net sales	$1,348,808	$1,149,844
Cost of sales:	303,303	261,203
Gross profit	1,045,505	888,641
Operating expenses	3,110,446	2,492,169

Loss from operations	(2,064,941)	(1,603,528)
Other expense	(576,305)	(1,864,972)
Net loss	$(2,641,246)	$(3,468,500)

January 1, 2023 through December 31,2023 Compared to January 1, 2022 through December 31, 2022

Our sales totaled $1,348,808 for the year ended December 31, 2023 and $1,149,844 for the year ended December 31, 2022. The increase is primarily related to an increase in average selling price as well as additional units sold.

Cost of sales and gross margins for the year ended December 31, 2023, and for the year ended December 31, 2022, were $303,303 and 78% and $261,203 and 77%, respectively. Our cost of sales consists of the cost of materials and distribution expenses. Cost of sales and gross margins are affected by product mix as well as the mix in the level of sales between commissioned agents and distributors.

The following table sets forth the operating expenses for the years ended December 31:

	2023	2022	Change
Sales and marketing	$33,291	$30,566	$2,725
Commissions	158,398	220,567	(62,169)
Payroll related	1,451,944	963,177	488,767
Consulting and professional fees	799,400	940,954	(141,554)
Research and development	231,434	92,299	139,135
Other operating expenses	435,979	244,606	191,373
	$3,110,446	$2,492,169	$618,277

The following table sets forth the stock- based compensation expense included in the above operating expenses for the years ended December 31:

	2023	2022	Change
Sales and marketing	$—	$8,000	$(8,000)
Payroll related	400,000	14,703	385,297
Consulting and professional fees	315,000	486,900	(171,900)
	$715,000	$509,603	$205,397

Selling, general, and administrative expenses consist primarily of payroll-related expenses, commissions, consulting and professional fees, sales and marketing, research and development, and other operating expenses. Selling, general and administrative expenses totaled $3,110,446 for the year ended December 31, 2023 and $2,492,169 for the year ended December 31, 2022, an increase of $618,277 or about 25%.

The change is primarily due to a $488,767 increase in payroll-related costs of which $385,297 is stock-based compensation, increased research and development costs of $139,135 and other operating costs of $191,373 partially offset by a decrease in consulting and professional fees of $141,554, primarily stock- based compensation-related and commissions of $62,169.

The non-stock-based compensation increase in payroll-related costs consist primarily of additional employee headcount and a $105,000 increase in the salary paid to the Company’s CEO in conjunction with the January 2023 employment agreement, partially offset by a decrease in bonuses paid to the Company’s CEO and other employees of approximately $45,000.

The increase in research and development costs relates to payments made under its product development agreement as new milestones were met. The increase in other operating expenses consists primarily of rent expense and moving costs after the sale of the building, an increase in insurance related to D&O insurance and travel and entertainment and trade show costs reflecting expanded sales and marketing efforts.

Stock-based compensation expense for the year ended December 31, 2023, includes $315,000 related to a consulting agreement with an advisor and director and $400,000 related to the issuance of a share of Series B Preferred stock to the Company’s CEO. Stock-based compensation expense for the year ended December 31, 2022, includes $461,900 related to third-party agreements for financial and strategic advisory services, $25,000 for director’s fees, and $10,000 for shares of Series A preferred stock issued to the Company’s CEO as compensation.

Other expense decreased by $1,288,667 primarily due to the 2023 gain on the sale of the Company’s building of $1,193,676 and 2022 loss on extinguishment of debt of $1,079,800, partially offset by an increase in interest expense of $102,083, accrued penalties of $409,000 for convertible notes payable in default and losses associated with derivative liabilities of $355,597. The increase in interest expense reflects $263,476 related to the valuation of certain trigger warrants for matured convertible notes payable.

As a result of the foregoing, we recorded a net loss of $2,641,246 for the year ended December 31, 2023, compared to a net loss of $3,468,500 for the year ended December 31, 2022. The decrease in net loss is primarily attributed to the decrease in other expense and increased gross profit, partially offset by an increase in selling, general and administrative expenses.

COVID-19 may impact our business.

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the COVID-19 include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19, and actions taken to mitigate it, have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical areas in which we operate. While it is unknown how long these conditions will last and what the complete financial effect will be to the Company, COVID-19 may have an adverse effect on our business. While we are taking diligent steps to mitigate any possible disruptions to our business, we are unable to predict the extent or nature of these impacts, at this time, on our future financial condition and results of operations.

Liquidity and Capital Resources

During the year ended December 31, 2023, our cash and cash equivalents decreased by $280,721, reflecting cash used in operations of $1,417,393, and cash used in financing activities of $608,211, partially offset by proceeds from financing activities of $1,744,883. At December 31, 2023, the Company had a working capital deficit of $2,907,369 and cash on hand of $87,704.

Operating Activities

Cash flows used in operating activities totaled $1,417,393 for the year ended December 31, 2023, as compared to cash flows used of $773,337 for the year ended December 31, 2022. The change in cash flows used in operating activities is primarily the result of an increase in inventory purchases and accrued liabilities, decreases in accounts payable and customer deposits, as well as an increase in the loss from operations.

Investing Activities

Cash provided by investing activities for the year ended December 31, 2023 totaled $1,744,883 related to $1,894,588 of gross proceeds from the sale of the Company’s building before payment of the outstanding long-term bank debt secured by the building. Investing activities for the year ended December 31,2023 also included capital expenditures totaling $149,705 for production tooling. There were no investing activities in the 2022 period.

Financing Activities

Cash flows used in financing activities totaled $608,211 for the year ended December 31, 2023, as compared to cash flows provided by financing activities of $758,592 for the year ended December 31, 2022. The cash flows used in the 2023 period are primarily the result of the $522,401 repayment of the long-term bank debt related to the building as part of the March 2023 sale and convertible notes payable payments totaling $85,985.

The cash flows provided in the 2022 period reflect $1,545,140 in net proceeds from convertible promissory notes and $42,766 from the sale of common stock, partially offset by repayment of convertible promissory notes and related party notes payable totaling $803,959.

As of December 31, 2023, the Company is currently in default with one its lenders for non-payment of three matured convertible promissory notes issued on October 13, 2021, February 11, 2022, and September 15, 2022, with a principal of $932,600 and interest of $93,700 due as of December 31, 2023. The convertible promissory notes issued to the lender all contain provisions for default amounts equal to the principal amounts, plus accrued interest and default interest, through the date of repayment, multiplied by 125% as well as terms that could impact the conversion price of the instruments. Default penalties totaling $257,000 have been accrued and recorded as other expense in the statement of operations for the year ended December 31, 2023. On March 25, 2024, the Company entered into a settlement agreement with this lender.

As of December 31, 2023, and separately, the Company is in default of two matured convertible promissory notes including defaults resulting from the Company’s sale of its real property on March 15, 2023, issued to two lenders on March 10, 2022, and August 8, 2022, with principal and interest due in the amounts of $329,887 and $139,567, respectively. The convertible notes included a cross-default and a cross-default, provision which required the Company to remit payment of principal, accrued interest, default interest and legal fees, multiplied by 125% and 150%, respectively. The amount of $152,000 in default penalties has been accrued and recorded as other expense in the statement of operations for the year ended December 31, 2023, for these lenders. On April 3, 2024, the Company entered into a settlement agreement with one of the lenders. The Company is in negotiations with the other lender to reform the note in default.

During the year - ended December 31, 2023, the note holders have applied default conversion rates to outstanding principal, interest, and default amounts under the notes.

As of April 30, 2024, the Company entered into settlement agreements with two of the above lenders for amounts in default under various convertible promissory notes. Principal of $1,238,101 and accrued interest of $165,734 are covered by the agreements and subject to the following settlement terms:

●	Any and all outstanding warrants are to be cancelled without consideration.
●	The maturity dates have been extended to September 25, 2025.
●	Interest rate is capped at 12% per annum.
●	Default penalties accrued up to the settlement date and from the effective date forward are amended to 115% from 125%.
●	All payments will be applied first to outstanding principal and will include the note holders’ pro-rata share of $600 per unit from futures sales of the Company’s Wellness ProPlus Infinity units.
●	Conversions of outstanding principal are limited to $30,000 per calendar month through December 31, 2024 and may be waived under certain conditions and after such date.

In March 2024, the Company borrowed $149,500 in conjunction with an unsecured promissory note with an investor. Proceeds of $130,000 include an original issue discount of $19,500. An up - front interest charge at twelve percent (12)% of the principal will be added to the principal balance for an outstanding balance of $167,440 to be paid in nine monthly payments of $18,604 beginning April 15, 2024. The note matures on December 15, 2024. At any time following an event of default, the investor shall have the right, to convert all or any part of the outstanding and unpaid amount of the note into fully paid and non - assessable shares of common stock. The note may be converted at a 35% discount to trading prices during the 10 days prior to conversion.

In March and April 2024, holders of convertible promissory notes converted $44,883 of principal into 44,002,186 shares of common stock at $0.00102 per share.

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

Related Party Transactions

We follow FASB ASC subtopic 850-10, “Related Party Transactions,” for the identification of related parties and disclosure of related party transactions.

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

Off Balance Sheet Arrangements

As of December 31, 2023, and 2022, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Electromedical Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electromedical Technologies, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ deficit, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
San Diego, California
April 30, 2024

ELECTROMEDICAL TECHNOLOGIES, INC.

BALANCE SHEETS

DECEMBER 31,

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$87,704	$368,425
Accounts receivable	4,399	9,444
Inventories	68,517	62,061
Prepaid inventories and other current assets	288,565	207,872
Total current assets	449,185	647,802
Right of use asset	149,493	—
Property and equipment, net	149,705	705,469
Total assets	$748,383	$1,353,271

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$239,481	$266,744
Credit cards payable	28,097	37,633
Accrued expenses and other current liabilities	916,971	1,065,483
Customer deposits	197,325	217,588
Convertible promissory notes, net of discount of $0 and $375,865, respectively	1,393,601	1,304,909
Long term debt, current portion	—	31,818
Lease liabilities, current portion	48,745	—
Derivative liabilities	532,334	—
Total current liabilities	3,356,554	2,924,175

Bank debt, net of current portion	—	489,707
Government debt, net of current portion	150,000	150,000
Lease liabilities, net of current portion	106,200	—
Other liabilities	8,416	10,234
Total liabilities	3,621,170	3,574,116

Commitments and contingencies (Note 10)	—	—

Stockholders’ deficit
Series A Preferred Stock, 1,000,000 shares authorized and outstanding	365,000	365,000
Series B Preferred Stock, 1 share authorized and 1 and 0 outstanding at December 31, 2023 and 2022, respectively	400,000	—
Common stock, $.00001 par value, 1,999,000,000 and 999,000,000 shares authorized; 463,286,208 and 189,784,529 shares outstanding at December 31, 2023 and 2022, respectively	4,631	1,896
Additional paid-in-capital	23,827,330	22,237,300
Accumulated deficit	(27,469,748)	(24,825,041)
Total stockholders’ deficit	(2,872,787)	(2,220,845)
Total liabilities and stockholders’ deficit	$748,383	$1,353,271

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

THE YEARS ENDED DECEMBER 31,

	2023	2022

Net sales	$1,348,808	$1,149,844

Cost of sales	303,303	261,203

Gross profit	1,045,505	888,641

Selling, general and administrative expenses	3,110,446	2,492,169

Loss from operations	(2,064,941)	(1,603,528)

Other income (expense)
Interest expense	(893,155)	(791,072)
Gain on sale of fixed asset	1,193,676	—
Change in fair market value of derivative liabilities	(120,610)	—
Loss on derivative liabilities	(355,597)	—
Other expense	(409,000)	—
Forgiveness of debt	—	5,900
Gain (loss) on extinguishment of debt	8,381	(1,079,800)
Total other expense	(576,305)	(1,864,972)

Net loss	$(2,641,246)	$(3,468,500)
Deemed dividend related to warrant resets	(3,461)	(107,888)
Net loss attributable to common stockholders	(2,464,707)	(3,576,388)

Weighted average shares outstanding - basic and diluted	377,216,319	133,596,295
Weighted average loss per share - basic and diluted	$(0.00)	$(0.03)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Series A Preferred		Series B Preferred				Additional		Total
	Stock		Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit

Balance, December 31, 2021	$355,000	500,000	$—	—	$876	87,725,842	$20,804,333	$(21,882,712)	$(722,503)

Adoption of ASU2020-06	—	—	-	—	—	—	(1,013,414)	634,059	(379,355)

Issuance of common stock for cash	—	—	-	—	15	1,500,000	42,751	—	42,766

Shares issued for consulting services and director’s fees	—	—	—	—	221	22,058,999	494,679	—	494,900

Shares issued in conjunction with forbearance of convertible promissory notes	—	—	—	—	40	4,000,000	142,760	—	142,800

Shares issued in conjunction with convertible promissory notes settlement	—	—	—	—	307	30,734,801	708,063	—	708,370

Warrants issued in conjunction with debt settlement	—	—	—	—	—	—	65,000	—	65,000

Warrants issued in conjunction with convertible promissory notes	—	—	—	—	—	—	445,974	—	445,974

Warrants reset in conjunction with convertible promissory notes	—	—	—	—	—	—	107,888	(107,888)	—

Conversion of convertible promissory notes	—	—	—	—	305	30,500,000	434,695	—	435,000

Stock-based compensation	10,000	500,000	—	—	—	—	4,703	—	14,703

Cashless warrant exercises	—	—	—	—	132	13,264,887	(132)	—	—

Net loss	—	—	—	—	—	—	—	(3,468,500)	(3,468,500)

Balance, December 31, 2022	$365,000	1,000,000	$—	—	$1,896	189,784,529	$22,237,300	$(24,825,041)	$(2,220,845)

Conversion of convertible promissory notes, accrued interest and derivative liabilities	—	—	—	—	1,755	175,534,171	298,279	—	300,034

Shares issued for consulting services	—	—	—	—	350	35,000,000	314,650	—	315,000

Share issued as CEO compensation	—	—	400,000	1	—	—	—	—	400,000

Shares issued in conjunction with settlement reset	—	—	—	—	461	46,102,156	697,539	—	698,000

Settlement of stock-based compensation liabilities	—	—	—	—	30	3,000,000	20,970	—	21,000

Conversion true-up	—	—	—	—	41	4,075,000	(41)	—	—

Exercise of warrants for cash	—	—	—	—	2	170,898	173	—	175

Cashless warrant exercises	—	—	—	—	180	18,000,000	(180)	—	—

Warrant reset	—	—	—	—	—	—	3,461	(3,461)	—

Valuation of trigger warrants	—	—	—	—	—	—	263,476	—	263,476

Cancellation of shares	—	—	—	—	(84)	(8,380,546)	(8,297)	—	(8,381)

Net loss	—	—	—	—	—	—	—	(2,641,246)	(2,641,246)

Balance, December 31, 2023	$365,000	1,000,000	$400,000	1	4,631	463,286,208	23,827,330	(27,469,748)	(2,872,787)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2023	2022

Cash flows from operating activities:
Net loss	$(2,641,246)	$(3,468,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	715,000	509,603
Provision for allowance for doubtful accounts	1,845	—
Depreciation and amortization	4,557	21,875
Amortization of right of use asset	21,648	—
Forgiveness of debt	—	(5,900)
(Gain) loss on extinguishment of debt	(8,381)	1,079,800
Amortization of debt discount and warrant expense	639,341	584,261
Change in fair value of derivative liabilities-	120,610	—
Loss on derivatives	355,597	—
Gain on sale of property and equipment	(1,193,676)	—
Other	876	—
Change in operating assets and liabilities:
Accounts receivable	3,200	25,641
Inventories	(6,456)	156,449
Prepaid inventories and other current assets	(80,693)	(169,870)
Accounts payable	(27,263)	51,959
Credit cards payable	(9,536)	26,350
Accrued expenses and other current liabilities	725,461	196,340
Customer deposits	(20,263)	217,588
Lease liability	(16,196)	—
Other liabilities	(1,818)	1,067
Net cash used in operating activities	(1,417,393)	(773,337)

Cash flows from investing activities:
Purchase of property and equipment	(149,705)	—
Sale of property and equipment	1,894,588	—
Net cash provided by investing activities	1,744,883	—

Cash flows from financing activities:
Repayments on bank debt	(522,401)	(25,355)
Related party notes payable-net	—	(57,875)
Issuance of convertible promissory notes	—	1,545,140
Repayments on convertible promissory notes	(85,985)	(746,084)
Exercise of warrants for cash	175	—
Issuance of common stock for cash- net	—	42,766
Net cash provided by (used in) financing activities	(608,211)	758,592

Net decrease in cash and cash equivalents	(280,721)	(14,745)

Cash and cash equivalents, beginning of year	368,425	383,170

Cash and cash equivalents, end of year	$87,704	$368,425

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$40,241	$103,819
Income taxes	$—	$—

Non-cash investing and financing activities:

January 1, 2022 adoption of ASU2020-06	$—	$379,355
Settlement of stock-based compensation liabilities	$719,000	$—
Warrants, common stock and beneficial conversion feature issued in conjunction with convertible promissory notes	$—	$510,974
Conversion of convertible promissory notes, derivatives and accrued interest into shares of common stock	$300,034	$1,103,370
Right of use asset and lease liability	$164,408	$—

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, certain disclosures at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the financial statements have been prepared based on the most current and best available information. However, actual results from the resolution of such estimates and assumptions may vary from those used in the preparation of the financial statements.

Going Concern

Since inception, the Company has incurred approximately $23.7 million of accumulated net losses. In addition, during the year ended December 31, 2023, the Company used $1,417,393 in operations and had a working capital deficit of $2.9 million. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all of its obligations as they come due for the next twelve months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.

As a result, there is significant uncertainty about whether the entity will continue as a going concern and, therefore, whether it will realize its assets and settle its liabilities and commitments in the normal course of business and at the amounts stated in the financial statements.

Accordingly, no adjustments have been made to the financial statements relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might be necessary should the entity not continue as a going concern. At this time, management is of the opinion that no asset is likely to be realized for an amount less than the amount at which it is recorded in the financial statements as at December 31, 2023.

Revenue Recognition

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers when performance obligations are satisfied through the transfer of promised goods to the Company’s customers. Control transfers upon shipment of product and when the title has been passed to the customers. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue is recorded net of sales taxes collected from customers on behalf of taxing authorities, allowance for estimated returns, chargebacks, and markdowns based upon management’s estimates and the Company’s historical experience. The Company’s liability for sales return refunds is recognized within other current liabilities, and an asset for the value of inventory that is expected to be returned is recognized within other current assets on the balance sheets. The Company generally allows a 30-day right of return to its customers. As of both December 31, 2023, and 2022, the sales returns allowance was $6,990.

Certain larger customers pay in advance for future shipments. These advance payments totaled $197,325 and $217,588 at December 31, 2023 and 2022, respectively, and are recorded as customer deposits in the accompanying balance sheets. Revenue related to these advance payments is recognized upon shipment to the distributor or the end customer.

At the completion of the initial three-year warranty, the Company sells extended warranties for periods ranging from one to three years. Revenue is recognized on a straight-line basis over the term of the contract. At December 31, 2023, and 2022, deferred revenue of $20,787 and $23,313 is recorded, respectively, in current liabilities in the accompanying balance sheets, in connection with these extended warranties.

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

The Company recorded an allowance for doubtful accounts of $1,845 and $1,000 as of December 31, 2023 and 2022, respectively.

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

Significant customer sales greater than 10% as a percentage of total sales are as follows:

	YEAR ENDED DEC 31,
	2023	2022
Customer A	19.9%	23.5%
Customer B	11.4%	13.5%

Amounts due these customers totaled $12,442 and $13,342 at December 31, 2023 and December 31, 2022, respectively for commissions and reimbursements. Amounts due from these customers totaled $594 and $0 at December 31, 2023 and December 31, 2022, respectively. Customer deposits on hand from these customers totaled $70,950 and $73,385 at December 31, 2023 and December 31, 2022, respectively. The loss of these customers would have a significant impact on the operations and cash flows of the Company.

The Company’s supplier concentrations expose the Company to business risks, which the Company mitigates by attempting to diversify its supply chain. Significant supplier purchases, including inventory deposits, as a percentage of total inventory purchases are as follows:

	YEAR ENDED DEC 31,
	2023	2022
Supplier A	31.4%	81.6%
Supplier D	58.6%	—

There were no amounts outstanding due these suppliers at December 31, 2023 and December 31, 2022. The loss of key vendors may have a significant impact on the operations and cash flows of the Company.

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

Asset and liabilities measured and reported at fair value are classified and disclosed in one of the following categories based on inputs:

Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

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

The following table presents changes during the year ended December 31, 2023 in Level 3 liabilities measured at fair value on a recurring basis:

Fair value- December 31, 2022	$—
Derivative liabilities in conjunction with convertible promissory note defaults	491,846
Conversion of convertible promissory notes	(80,122)
Change in fair value of derivative liabilities	120,610
Fair value- December 31, 2023	$532,334

There were no Level 3 liabilities in 2022.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined based on the first-in, first-out cost flow assumption (“FIFO”) while market is determined based upon the estimated net realizable value less an allowance for selling and distribution expenses and a normal gross profit. The Company evaluates the need for inventory reserves associated with obsolete, slow moving, and non-sellable inventory by reviewing estimated net realizable values on a periodic basis. As of December 31, 2023, and 2022, the Company believes there are no excess and obsolete inventories and accordingly, did not record an inventory reserve. Inventories consist of purchased finished goods.

Property and Equipment

Property and equipment are recorded at cost and is comprised of a building, tooling and office furniture and equipment. The building, which was sold in March 2023, was depreciated using the straight-line method over the estimated useful life of 40 years Tooling, office furniture and equipment are depreciated using the straight-line method over the estimated useful lives of three to seven years.

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

No impairment losses of long-lived assets were recognized for the years ended December 31, 2023 and 2022.

Equity Issued with Convertible Debt

The Company is required to issue warrants in conjunction with certain convertible debt. The warrants qualified for equity accounting as the warrants did not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The warrants were measured at fair value at the time of issuance and classified as equity.

The Company values the warrants using a Black Scholes Merton and Monte Carlo pricing models and records the warrants as a reduction of the notes included in the debt discount balance.

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

The Company follows the provisions of uncertain tax positions as addressed in FASB ASC Subtopic 740-10-65-1, Income Taxes. The Company has no such tax positions as of both December 31, 2023 and 2022, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of December 31, 2023 and 2022.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. There are no examinations currently pending.

The Company’s tax provision for 2023 related to deferred tax charges consisting of accrued liabilities, customer deposits and accounts payable, for which the Company will receive the benefit from when paid and the net operating loss incurred during 2023. During the year ended December 31, 2023, the Company evaluated its deferred tax assets of $1,260,254 and determined a full valuation allowance was appropriate since it is not more likely than not that the Company will produce income in the foreseeable future to utilize the Net Operating Loss (NOL) carryforward. Deferred tax assets related primarily to book to tax timing differences pertaining to accrued liabilities of $38,465, accounts payable of $7,061 and customer deposits of $5,248 after applying a blended federal and state effective tax rate of 25.9%. In addition, the deferred tax balance also increased as a result of the federal NOL increasing by $262,276 after applying the 21% federal tax rate. During the year ended December 31, 2023, the valuation allowance increased by $326,627 to fully offset the increase in the deferred tax asset.

The Company’s tax provision for 2022 related to deferred tax charges consisting of accrued liabilities and accounts payable, for which the Company will receive the benefit from when paid and the net operating loss incurred during 2022. During the year ended December 31, 2022, the Company evaluated its deferred tax assets of $933,627 and determined a full valuation allowance was appropriate. Deferred tax assets related primarily to accrued liabilities, customer deposits and accounts payable of $263,660. During the year ended December 31, 2022, the valuation allowance increased by $53,288.

For the years ended December 31, 2023 and 2022 the Company’s net operating loss carry forward was increased by $1,313,286 and $214,257, respectively. NOLs originating in 2022 and 2023 can be carried forward indefinitely until the loss is fully recovered, but they are limited to 80% of the taxable income in any one tax period. However, this 80% limitation was removed for the 2018, 2019, and 2020 tax years by the CARES Act, which also allows for a 5-year carryback of the NOLs generated in 2018 and 2019. The difference between the statutory rate of 21% and the effective tax rate is due to permanent differences and a full valuation allowance. Total net loss operating carry forward at December 31, 2023 and 2022 totaled $5,403,695 and $4,090,409, respectively.

Sales Taxes

Sales taxes for the years ended December 31, 2023 and 2022 were recorded on a net basis. Included in accrued expenses at both December 31, 2023 and 2022 is approximately $61,000 related to sales taxes.

Shipping and Handling Costs

The Company included shipping and handling costs in cost of sales on the accompanying statements of operations for the years ended December 31, 2023 and 2022.

Warranty

The Company warranties the sale of most of its products and records an accrual for estimated future claims. The standard warranty is typically for a period of three years. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The Company recorded a liability as of, December 31, 2023 and 2022 of $16,642 and $12,679, respectively. The expense is included in cost of sales in the statements of operations and within accrued expenses on the accompanying balance sheets.

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company’s statement of operations in the same line as expense arising from fixed lease payments. As of December 31, 2023, management determined that there were no variable lease costs.

Research and Development Costs

Research and development costs are expensed as incurred. Total research and development costs amounted to $231,434 and $92,299 the years ended December 31, 2023 and 2022, respectively. Total research and development costs are included in selling, general and administrative expenses on the accompanying statements of operations.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of December 31, 2023 and 2022, diluted net loss per share is the same as basic net loss per share for each year. Warrants, accrued liabilities to be converted to common stock and convertible promissory notes with underlying shares totaling 1,535,713,792 and 231,796,422 at December 31, 2023 and 2022, respectively, have not been included in the net loss per share calculation. The number of shares excluded for the year ended December 31, 2023 has been limited to the extent covered by total authorized shares, and does not include the impact of potential shares totaling approximately 420 million, that otherwise would have been included. The number of underlying shares related to convertible promissory notes may vary based upon the actual date of conversion.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued guidance (FASB ASC 326) which significantly changed how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The most significant change in this standard is a shift from the incurred loss model to the expected loss model. Under the standard, disclosures are required to provide users of the financial statements with useful information in analyzing an entity’s exposure to credit risk and the measurement of credit losses. Financial assets held by the company that are subject to the guidance in FASB ASC 326 were trade accounts receivable. We adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only.

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

Depreciation and amortization expense related to property and equipment was $4,557 and $21,875 for the years ended December 31, 2023 and 2022, respectively. Depreciation and amortization are included in selling, general and administrative expenses on the accompanying statements of operations.

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

In June 2022, the Company entered into a settlement agreement with the above lender to convert the outstanding convertible notes payable of $617,353 and accrued interest of $51,017 into 26,734,801 restricted shares of the Company’s common stock at a price of $0.025 per share as dictated by the terms of the notes. Under the terms of the settlement agreement, the number of shares of common stock to be issued under the earlier forbearance agreement was reduced to 4,000,000 and recorded as a reduction of $142,800 in the extinguishment of debt. In October 2022, the Company amended its settlement agreement with the lender and issued the lender 4,000,000 shares of common stock accounted for as an extinguishment of debt resulting in a loss of $100,000, of which $60,000 relates to 6,000,000 shares that are to be issued and are recorded as accrued expense in the Company’s balance sheet at December 31, 2022. The 6,000,000 shares were issued in February 2023.

If, upon the one-year anniversary of the effective date of the June 2022 settlement agreement, the lender and its designees have beneficial ownership over the settlement payment shares, and the closing price of the Company’s common stock as reported on the OTC Markets is less than $0.025 per share, then for a period of thirty (30) days after the one-year anniversary, the lender and its designees shall have the right to elect, and the Company shall have the obligation, to issue additional shares to the lender and its designees. If, for a period of two years from the effective date, the Company issues, sells or grants any option to purchase, or sells or otherwise disposes of, or sells or issues any common stock or other securities convertible into, exercisable for, or otherwise entitle any person or entity the right to acquire, shares of Common Stock at an effective price per share less than $0.025 (such lower price a “Dilutive Issuance”), then the price per share used to calculate the settlement payment shares shall be reduced to the lower price. Certain subsequent transactions resulted in a recalculation of the number of shares originally issued as the settlement payment. Additional shares totaling 40,102,156 have been accounted for as an extinguishment of debt resulting in a loss of $638,000 and recorded as other expense in the accompanying statement of operations and as an accrued expense in the accompanying balance sheet as of December 31, 2022. The shares were issued in February 2023.

On July 6, 2022, the Company borrowed $172,480 in conjunction with an unsecured promissory note with an investor. Proceeds of $154,000 include an original issue discount of $18,480. An up-front interest charge at twelve percent (12%) of the principal will be added to the principal balance for an outstanding balance of $193,178 to be paid in ten monthly payments of $19,318 beginning August 30, 2022. The note matured on July 6, 2023. At any time only following an event of default, the investor shall have the right, to convert all or any part of the outstanding and unpaid amount of the note into fully paid and non-assessable shares of common stock. The note may be converted at a 25% discount to trading prices during the 10 days prior to conversion. The note matured and was paid in full as of December 31, 2023.

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

During the year ended December 31, 2023, holders of convertible promissory notes converted $201,188 of principal and $154,973 of interest and fees into 175,534,171 of common stock at prices ranging from $0.00102 to $0.01 per share. Retroactive issuance of 3,700,000 shares were issued in May 2023 in conjunction with certain 2022 conversions at $0.015 per share.

As of December 31, 2023, the Company is currently in default with one its lenders for non-payment of three matured convertible promissory notes issued on October 13, 2021, and February 11, 2022, and September 15, 2022, with principal of $932,600 and interest of $93,700 due as of December 31, 2023. The convertible promissory notes issued to the lender all contain provisions for default amounts equal to the principal amounts, plus accrued interest, and default interest, through the date of repayment, multiplied by 125% as well as terms that could impact the conversion price of the instruments. Default penalties totaling $257,000 have been accrued and recorded as other expense in the statement of operations for the year ended December 31, 2023. On March 25, 2024, the Company entered into a settlement agreement with this lender. See Notes 10 and 11.

As of December 31, 2023, and separately, the Company is in default of two matured convertible promissory notes including defaults resulting from the Company’s sale of its real property on March 15, 2023, issued to two lenders on March 10, 2022, and August 8, 2022, with principal and interest due in the amounts of $329,887 and $139,567, respectively. The convertible notes included a cross-default and a cross-default, provision which required the Company to remit payment of principal, accrued interest, default interest and legal fees, multiplied by 125% and 150%, respectively. The amount of $152,000 in default penalties has been accrued and recorded as other expense in the statement of operations for the year ended December 31, 2023, for these lenders. On April 4, 2024, the Company entered into a settlement agreement with one of the lenders. See Notes 10 and 11. The Company is in negotiations with the other lender to reform the note in default.

During the year - ended December 31, 2023, the note holders have applied default conversion rates to outstanding principal, interest, and default amounts under the notes.

The Net Notes balance at December 31, 2023 is comprised of the following:

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

NOTE 5.             LONG-TERM DEBT

Government Debt

In June 2020, the Company received a $150,000 economic injury disaster loan (“EIDL”). The loan accrues interest at a rate of 3.75% annually and is collateralized by all personal property and intangible assets of the Company. The loan has a 30-month moratorium on payments, after which monthly principal and interest payments of $731 will be made through the maturity date of June 2050. Interest expense totaled $5,625 and $6,052 for the years ended December 31, 2023, respectively.

Bank Debt

In September 2015, the Company entered into a credit agreement for a $700,000 term loan with a financial institution. Payment terms consist of monthly payments in arrears of $3,547 for the first year outstanding. The monthly payment then increases to $4,574 until the term loan matures on September 30, 2025, in which the remaining unpaid principal balance and accrued interest is due. The interest rate for the first year was 1.99% per annum and increased to 4.95% per annum for the remaining life of the term loan. The term loan is collateralized by a deed of trust in the office building. The proceeds were used to purchase a building for which the Company’s operations are located. The net principal balance outstanding on the term loan at December 31, 2023 and 2022 was $0 and $551,525, respectively. The term loan is personally guaranteed by the Company’s CEO.

On March 15, 2023, the Company entered into an agreement to sell the building of its principal offices at a purchase price of $2 million and net proceeds of $1,363,818, upon repayment in full of the Company’s bank debt. Principal and interest totaling $524,585 were paid in conjunction with the sale. Interest expense totaled $12,802 and $26,862 for the years ended December 31,2023 and 2022, respectively.

Future annual aggregate maturities of long-term debt, are as follows:

For the Years Ending December 31:
2024	$—
2025	—
2026	—
2027	1,440
2028	3,246
Thereafter	145,314
$150,000

NOTE 6.             DERIVATIVE LIABILITIES

The Company’s convertible promissory notes contain variable conversion provisions upon default, Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion options and shares to be issued were recorded as derivative liabilities on the default dates.

Based on the various convertible promissory notes described in Note 4, the fair value of applicable derivative liabilities on notes and the change in fair value of derivative liabilities are as follows for the year ended December 31, 2023:

Fair value- December 31, 2022	$—
Derivative liabilities in conjunction with convertible promissory note defaults	491,846
Conversion of convertible promissory notes	(80,122)
Change in fair value of derivative liabilities	120,610
Fair value- December 31, 2023	$532,334

The fair value of the derivative liabilities – convertible promissory notes is estimated using a Lattice pricing model with the following assumptions:

2023
Market value of common stock	$0.0007-$0.005
Expected volatility	99.5-145.6%
Expected term (in years)	0.5-1.0
Risk-free interest rate	4.37-5.23%

There were not derivative liabilities as of December 31, 2022.

NOTE 7.             RELATED PARTY TRANSACTIONS

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

In December 2022, the Company appointed two new members to its Board of Directors, an advisor and an employee. During the year ended December 31, 2022, the Company issued the advisor 7,500,000 shares of common stock, at $0.035 per share totaling $262,500, in conjunction with an agreement for financial and strategic advisory consulting services. In February 2023, the Company entered into a one-year consulting agreement under the Company’s Employee and Consultant Stock Ownership Plan, with the advisor and director in exchange for compensation of 35,000,000 shares of common stock at $0.01 per share for a total of $315,000. The value of the compensation in both years has been recorded in selling, general and administrative expenses in the Company’s statements of operations. The fair market value of the shares was determined based on the Company’s closing price on the dates of issuance. The agreements include a registration requirement.

Compensation totaling $5,000 per month has been recorded for both the above advisor and an employee as board of director fees for the year ended December 31, 2023. There were no fees for the year -ended December 31, 2022. On July 1, 2023, the advisor resigned from the board.

In January 2023, the Company amended the CEO’s employment agreement to include the following:

●	Increased annual salary to $365,000.

●	An annual bonus of 25 million shares of common stock for an increase in gross revenue of 10% or more over the previous years and additional shares for incremental growth over the 10% increase
●	Instituted a bonus plan that provides for monthly and quarterly cash bonuses based on certain growth requirements
●	A bonus of 10 million shares of common stock upon uplisting to a senior stock exchange or successful reverse stock split
●	Issuance of the authorized Series “B” Preferred stock.

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

The Company’s CEO earned bonuses as a result of meeting certain financial milestones for the year ended December 31, 2023. The CEO earned a cash bonus of $60,000, of which $20,500 has been paid in 2023 and 39,000,000 million shares of Company common stock, not yet issued. Accrued bonus totaling $39,500 has been recorded as of December 31, 2023 and may be converted at any time into shares of the Company’s common stock at the market value on the date of conversion. The accrued value of the compensation for the bonus shares of the Company common stock to be issued totaling $39,000 has been recorded in selling, general and administrative expenses in the Company’s statement of operations. The fair market value of the shares was determined based on the Company’s closing price on the date of issuance. The Company paid the Company’s CEO a bonus for the year ended December 31, 2022, totaling $ 133,751.

Effective July 15, 2023, the Company’s board of directors executed a resolution whereby the CEO’s salary shall be reduced from $365,000 to $265,000 per year, with unpaid sums being accrued on the books of the Company and subject to an option in favor of the CEO to elect to convert the unpaid sums into shares of Company common stock. Accrued salary totaling $39,154 has been recorded as of December 31, 2023 and may be converted at any time into shares of the Company’s common stock at a discount of 25% of the market value on the date of conversion. Valuation of any derivative liability associated with the variable conversion terms is deemed insignificant at December 31, 2023.

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

NOTE 8.             STOCKHOLDERS’ DEFICIT

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

In February 2023, the Company entered into a one-year consulting agreement under the Company’s Employee and Consultant Stock Ownership Plan, with an advisor and director in exchange for compensation of 35,000,000 shares of common stock with a fair value of $0.01 per share. See Note 7.

In March 2023, the Company issued 18,000,000 shares of common stock in conjunction with the cashless exercise of 24,000,000 warrants by convertible note holders.

On May 8, 2023, the Company issued 4,075,000 shares related to reset adjustments of prior warrant and convertible note payable conversions. See Note 4.

Trigger warrants to purchase a total of 173,000,000 shares of common stock, became exercisable during the year ended December 31, 2023, as the convertible promissory notes were not paid in full at the maturity dates. See Note 9.

During the year ended December 31, 2023, holders of convertible promissory notes converted $201,188 of principal and $154,974 of interest and fees into 175,534,171 of common stock at prices ranging from $0.00102 to $0.01 per share.

In January and February 2022, the Company sold 1,500,000 shares of common stock at prices ranging from $0.0259- $0.0353 under a stock purchase agreement with net proceeds totaling $42,766.

In June 2022, the Company entered into a settlement agreement with a lender to convert the outstanding convertible notes payable of $617,353 and accrued interest of $51,017 into 26,734,801 restricted shares of the Company’s common stock at a price of $0.025 per share as dictated by the terms of the notes. See Note 4.

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

All options have expired as of December 31, 2022. No were granted during the years ended December 31, 2023 and 2022.

Warrants

During the year ended December 31, 2023, warrants to purchase 173,000,000 shares of the Company’s common stock in conjunction with previously issued convertible promissory notes were triggered. The warrants entitle the holders to each purchase the shares of the Company’s common stock at an exercise price of $0.01-$0.025 per share.

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

The underlying notes matured prior to the trigger dates. The Company valued the warrants using Black Scholes Merton and Monte Carlo pricing models and recorded the warrants as interest expense in the accompanying statement of operations. The following table summarizes the assumptions used in the valuation model to determine the fair value of the warrants:

Fair Value of Common Share	$0.0008-0.009
Exercise Price	$0.00102-0.025
Risk Free Rate	3.92-4.94%
Expected Life (Yrs.)	5.0
Volatility	130.0-145.3%

The fair value of the warrants of $263,476 has been recorded as interest expense.

During the year ended December 31,2023, subsequent convertible promissory note conversions triggered the warrant reset feature on certain previously issued warrants. The resets for all outstanding warrants were recorded as a reduction to retained earnings and in an increase to additional paid-in-capital of $3,461.

Retroactive application of a 2022 exercise resulted in the issuance of an additional 375,000 shares during the year ended December 31, 2023 with no financial statement impact.

As of April 15, 2024, 161,000,000 outstanding warrants were cancelled without consideration in conjunction with settlement agreements. See Note 11.

The following table summarizes the information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable at December 31, 2023:

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

In September 2023, the Company entered into an operating lease for its office location. The lease provides for a base rent of $5,280 per month through September 30, 2026. The lease may be renewed for one three-year period. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 12.4% within the calculation. Rent expense totaled $21,648 under the current lease during the year ended December 31, 2023.

The following outlines the maturities of our operating lease liabilities as of December 31, 2023:

2024	$65,271
2025	$67,230
2026	$51,548
Total lease payments	$184,049
Less imputed interest	$(29,104)

Total	$154,945

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

As of December 31, 2023, the Company is currently in default with one its lenders for non-payment of three matured convertible promissory notes issued on October 13, 2021, February 11, 2022, and September 15, 2022, with a principal of $932,600 and interest of $93,700 due as of December 31, 2023. The convertible promissory notes issued to the lender all contain provisions for default amounts equal to the principal amounts, plus accrued interest and default interest, through the date of repayment, multiplied by 125%, as well as terms that could impact the conversion price of the instruments. Default penalties totaling $ 257,000 have been accrued and recorded as other expense in the statement of operations for the year ended December 31, 2023. On March 25, 2024, the Company entered into a settlement agreement with this lender. See Note 11.

As of December 31, 2023, and separately, the Company is in default of two matured convertible promissory notes, including defaults resulting from the Company’s sale of its real property on March 15, 2023, issued to two lenders on March 10, 2022, and August 8, 2022, with principal and interest due in the amounts of $329,887 and $139,567, respectively. The convertible notes included a cross-default and a cross-default provision which required the Company to remit payment of principal, accrued interest, default interest, and legal fees, multiplied by 125% and 150%, respectively. The amount of $152,000 in default penalties has been accrued and recorded as other expense in the statement of operations for the year ended December 31, 2023, for these lenders. On April 4, 2024, the Company entered into a settlement agreement with one of the lenders. The Company is in negotiations with the other lender to reform the note in default. See Note 11.

NOTE 11.           SUBSEQUENT EVENTS

As of April 15, 2024, the Company entered into settlement agreements with two of its lenders for amounts in default under various convertible promissory notes. Principal of $1,238,101 and accrued interest of $165,734 are covered by the agreements and subject to the following settlement terms:

●	Any and all outstanding warrants are to be cancelled without consideration.
●	The maturity date has been extended to September 25, 2025.
●	Interest rate is capped at 12% per annum.
●	Default penalties accrued up to the settlement date and from the effective date forward are amended to 115% from 125%.
●	All payments will be applied first to outstanding principal and will include the note holders’ pro-rata share of $600 per unit, from futures sales of the Company’s Wellness ProPlus Infinity units.
●	Conversions of outstanding principal are limited to $30,000 per calendar month through December 31, 2024 and may be waived under certain conditions and after such date.

In March 2024, the Company borrowed $149,500 in conjunction with an unsecured promissory note with an investor. Proceeds of $130,000 include an original issue discount of $19,500. An up-front interest charge at twelve percent (12%) of the principal will be added to the principal balance for an outstanding balance of $167,440 to be paid in nine monthly payments of $18,604 beginning April 15, 2024. The note matures on December 15, 2024. At any time following an event of default, the investor shall have the right, to convert all or any part of the outstanding and unpaid amount of the note into fully paid and non-assessable shares of common stock. The note may be converted at a 35% discount to trading prices during the 10 days prior to conversion.

In March and April 2024, holders of convertible promissory notes converted $44,883 of principal into 44,002,186 shares of common stock at $0.00102 per share.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Management identified the following material weaknesses:

o

we do not have an Audit Committee – While not being legally obligated to have an Audit Committee, it is the management’s view that such a committee, including a financial expert board member, is an utmost important entity level control of the Company’s financial statements. Currently, the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to assist in providing the necessary oversight over management’s activities.

o	we have not performed a risk assessment and mapped our processes to control objectives.
o	we have not implemented comprehensive entity-level internal controls.
o	we have not implemented adequate system and manual controls; and
o	we do not have sufficient segregation of duties.

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

We implemented no changes to our internal control over financial reporting during the year ended December 31, 2023.

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

The following table presents information with respect to our officers and directors as of December 31, 2023:

Name	Age	Position
Matthew Wolfson	52	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer
Robert Hymers (1)	40	Director
Petar Gajic (2)	52	Employee Director

(1)	Appointed by the Board of Directors on December 20, 2022, Mr Hymers resigned from the Board on July 1, 2023
(2)	Appointed by the Board of Directors on December 20, 2022 and subsequently renewed until December 2024.

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

Term of Office

Matthew Wolfson has been appointed for a three-year term, renewable for successive one-year terms. Robert Hymers was appointed for a six-month term, until July 1, 2023. Petar Gajic has been appointed for a one-year term, which was subsequently renewed until December 2024. All of our directors are appointed for designated terms to hold office, or until the next annual meeting of stockholders, or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.

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

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% stockholders during the fiscal year ended December 31, 2023 were satisfied.

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

Compensation Committee

At December 31, 2023, the Company had no standing Compensation Committee. The Board establishes overall compensation policies and reviews and approves compensation recommendations by management. On February 1, 2023 the Board established a Compensation Committee, consisting of its independent director, Mr. Robert Hymers. Mr Hymers resigned from the Board as of July 1, 2023.

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

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee’s recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our President, Matthew Wolfson, 16413 North 91st Street, Suite C140, Scottsdale, AZ 85260, that includes all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Compensation Consultants

We have not historically relied upon the advice of compensation consultants in determining Named Executive Officer compensation. Instead, the full Board reviews compensation levels and makes adjustments based on their personal knowledge of competition in the marketplace, publicly available information and informal surveys of human resource professionals.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at Electromedical Technologies, Inc., Attention: Mathew Wolfson, 16413 North 91stStreet, Suite C140, Scottsdale, AZ 85260. The Board shall review and respond to all correspondence received, as appropriate.

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

Executive Compensation Table

							Nonqualified
						Nonequity	deferred
				Stock	Option	incentive plan	compensation	All other
Name and principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Matthew Wolfson(2)	2023	$365,000	$60,000	$439,000					$864,000	(2)
Matthew Wolfson(1)	2022	$260,000	$133,751	$10,000	—	—	—	—	$403,751	(1)
(1)	In September 2022, the Company issued 500,000 shares of its Series A Preferred Stock to the Company’s CEO as compensation at $0.02 per share or $10,000. The Company paid the Company’s CEO an additional bonus of $133,751 during the year ended December 31, 2022.
(2)	In January 2023, the Company amended the CEO’s employment agreement to include the following:
●	Increased annual salary to $365,000
●	An annual bonus of 25 million shares of common stock for an increase in gross revenue of 10% or more over the previous years and additional shares for incremental growth over the 10% increase
●	Instituted a bonus plan that provides for monthly and quarterly cash bonuses based on certain growth requirements
●	A bonus of 10 million shares of common stock upon uplisting to a senior stock exchange or successful reverse stock split
●	Issuance of the authorized Series “B” Preferred stock.

In the event of a change of control of the Company, a cash payment of at least $1.5 million, subject to increase or change by the disinterested board will be paid to the CEO.

In January 2023, the Company issued one share of Series B Preferred stock to the Company’s CEO as compensation totaling $400,000.

The Company’s CEO earned bonuses as a result of meeting certain financial milestones for the year ended December 31, 2023. The CEO earned a cash bonus of $60,000, of which $20,500 has been paid in 2023, with the remainder accrued and available to be converted at any time into shares of the Company’s common stock at the market value on the date of conversion. A bonus of 39,000,000 shares of common stock was also earned and recorded as accrued compensation of $39,000 or $0.001 per share.

Effective July 15, 2023, the Company’s board of directors executed a resolution whereby the CEO’s salary shall be reduced from $365,000 to $265,000 per year, with unpaid sums being accrued on the books of the Company and subject to an option in favor of the CEO to elect to convert the unpaid sums into shares of Company common stock. Accrued salary totaling $39,154 has been recorded as of December 31, 2023 and may be converted at any time into shares of the Company’s common stock at a discount of 25% of the market value on the date of conversion.

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

Director Compensation Table

		Monthly
Directors	Title	Compensation
Matthew Wolfson	Employee Director	$—	(1)
Petar Gajic	Employee Director	$5,000
Robert Hymers	Director	$5,000	(2)
(1)	See Executive Compensation Table above.
(2)	During the years ended December 31, 2023 and 2022, the Company issued 35,000,000 and 7,500,000 shares of common stock, respectively, at prices ranging from $0.01 to $0.035 per share, in conjunction with a consulting agreement for financial and strategic advisory services, with Mr. Hymers. Mr Hymers resigned as of July 1, 2023.

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Equity Awards at December 31, 2023

In January 2023, the Company issued one share of Series B Preferred stock to the Company’s CEO as compensation totaling $400,000. For the year ended December 31, 2023, a bonus of 39,000,000 shares of common stock was earned by the Company’s CEO and recorded as accrued compensation of $39,000 or $0.001 per share. The shares were not issued as of December 31, 2023.

In February 2023, the Company entered into a one-year consulting agreement under the Company’s Employee and Consultant Stock Ownership Plan, with Mr. Hymers in exchange for compensation of 35,000,000 shares of common stock at $0.01 per share for a total of $315,000.

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

The following table is based on the number of shares outstanding totaling 463,286,208 as of December 31, 2023.

The following table sets forth certain information as of December 31, 2023 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock; and (ii) each director, director nominee, and Named Executive Officer. The footnotes below pertain to total shares, voting rights and conversion shares, and provide other explanations.

	Common				Warrants and
	Shares	Percent of	Series A	Series A	Accrued	Voting	Voting
Name of Beneficial Owner	Owned	Common(1)	Owned	Votes(2)	Compensation(4)	Shares(3)(4)	Power(3) (4)
Matthew Wolfson 7460 E Tuckey Ln Scottsdale, AZ 85250	15,406,250	3.32%	1,000,000	100,000,000	44,000,000	115,406,250	24.9%
Petar Gajic	500,000	0.1%	—	—	4,000,000	500,000	0.1%
1)	Based on 463,286,208 common shares outstanding December 31, 2023.
2)	Based on 100 votes of common share equivalents for each Series A Preferred held.
3)	Based on combined voting power of Mr. Wolfson’s common shares and common shares equivalent rights as a holder of Series A Preferred Shares. Excludes voting power of Series B Preferred Shares. The Holder of the Series B Preferred Stock shall be entitled to vote on all matters subject to a vote or written consent of the holders of the Company’s Common Stock, and on all such matters, the share of Series B Preferred Stock shall be entitled to that number of votes equal to the total number of eligible votes of issued and outstanding shares of Common Stock, and all other securities of the Company, plus one hundred thousand (100,000) votes on a fully diluted basis, it being the intention of the Company that the Holder of the Series B Preferred Stock shall have effective voting control of the Corporation, on a fully diluted basis. The Holder of the Series B Preferred Stock shall vote together with the holders of Common Stock as a single class.
4)	Includes 5,000,000 outstanding warrants for Mr Wolfson and 4,000,000 outstanding warrants for Mr. Gajic, with an exercise price of $0.25 per share and which expire On October 1, 2026. Also includes 39,000,000 million shares of common stock earned by Mr. Wolfson as bonus for the year ended December 31,2023 which have been accrued and not yet issued. These amounts have been excluded from voting shares and voting power as of December 31, 2023.

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

In September 2022, the Company issued 500,000 shares of its Series A Preferred Stock to Matthew Wolfson as compensation at $0.02 per share or $10,000.

In January 2023, the Company amended the CEO’s employment agreement to include the following:

●	Increased annual salary to $365,000
●	An annual bonus of 25 million shares of common stock for an increase in gross revenue of 10% or more over the previous years and additional shares for incremental growth over the 10% increase
●	Instituted a bonus plan that provides for monthly and quarterly cash bonuses based on certain growth requirements
●	A bonus of 10 million shares of common stock upon uplisting to a senior stock exchange or successful reverse stock split
●	Issuance of the authorized Series “B” Preferred stock.

In the event of a change of control of the Company, a cash payment of at least $1.5 million, subject to increase or change by the disinterested board will be paid to the CEO.

In January 2023, the Company issued one share of Series B Preferred stock to the Company’s CEO as compensation totaling $400,000.

The Company’s CEO earned bonuses as a result of meeting certain financial milestones for the year ended December 31, 2023. The CEO earned a cash bonus of $60,000, of which $20,500 has been paid in 2023, with the remainder accrued and available to be converted at any time into shares of the Company’s common stock at the market value on the date of conversion. A bonus of 39,000,000 shares of common stock was also earned and recorded as accrued compensation of $39,000 or $0.001 per share.

Effective July 15, 2023, the Company’s board of directors executed a resolution whereby the CEO’s salary shall be reduced from $365,000 to $265,000 per year, with unpaid sums being accrued on the books of the Company and subject to an option in favor of the CEO to elect to convert the unpaid sums into shares of Company common stock. Accrued salary totaling $39,154 has been recorded as of December 31, 2023 and may be converted at any time into shares of the Company’s common stock at a discount of 25% of the market value on the date of conversion.

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

In February 2023, the Company entered into a one-year consulting agreement under the Company’s Employee and Consultant Stock Ownership Plan, with an advisor and director in exchange for compensation of 35 million shares of common stock. The agreement includes a registration requirement. The director resigned from the Board effective July 1, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31,:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Audit fees (1)	$73,000	$74,388
Audit-related fees (2)	$—	$—
Tax fees (3)	$—	$—
All other fees (4)	$—	$—
(1)	Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements, the review of the interim financial statements included in quarterly reports and services that are normally provided by dbbmckennon in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC and non-SEC securities offerings.

As of the date of this Annual Report, the Company did not have a standing audit committee serving, and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

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

Exhibit No.	Description of Exhibit	Location

3(i)	Certificate of Incorporation.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on August 23, 2017, converting from a limited liability company to a C corporation.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on November 1, 2019, designating Series A Preferred Shares.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on July 9, 2020, increasing authorized common stock to 50 million shares.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on December 3, 2020, increasing authorized common stock to 125 million shares.	Incorporated by reference from the Company’s Form 8-K filed December 3, 2020.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on October 14, 2021, increasing authorized common shares to 251 million shares.	Incorporated by reference from the Company’s 8-K filed October 14, 2021.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 21, 2022, increasing authorized common shares to 1 billion and one shares.	Incorporated by reference from the Company’s 8-K filed September 19, 2022.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 31, 2023, increasing authorized common shares to 2 billion and one shares.	Incorporated by reference from the Company’s 8-K filed January 26, 2023 .

3(ii)	Corporate Bylaws.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

4(vi)	Description of Securities	Incorporated by reference from the Company’s Form 8a-12g filed August 5, 2020.

10.1	October 14, 2021 Securities Purchase Agreement, Convertible Promissory Note, Common Stock Purchase Warrant, Mast Hill Fund, LP.	Incorporated by reference from the Company’s Form 8-K filed October 21, 2021.

10.2	November 10, 2021, Common Stock Purchase Agreement, White Lion Capital, LLC	Incorporated by reference from the Company’s Form 10-Q filed November 15, 2021.

10.3	November 10, 2021 Registration Rights Agreement, White Lion Capital, LLC	Incorporated by reference from the Company’s Form 10-Q filed November 15, 2021.

10.4	February 11, 2022, Promissory Note, Mast Hill Fund, LP.	Incorporated by reference from the Company’s Form 10 - K filed March 31, 2023.

10.5	February 11, 2022, Warrant Agreement, Mast Hill Fund, LP	Incorporated by reference from the Company’s Form 10 - K filed March 31, 2023.

10.6	February 11, 2022, Securities Purchase Agreement, Mast Hill Fund, LP	Incorporated by reference from the Company’s Form 10 - K filed March 31, 2023.

10.7	February 11, 2022, Second Warrant, Mast Hill Fund, LP	Incorporated by reference from the Company’s Form 10 - K filed March 31, 2023.

10.8	February 11, 2022, Third Warrant, Mast Hill Fund, LP	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023.

10.9	March 3, 2022, Stock Purchase Agreement, Blue Lake Partners, LLP	Incorporated by reference from the Company’s Form 10 - K filed March 31, 2023.

10.10	March 3, 2022, Promissory Note, Blue Lake Partners, LLP	Incorporated by reference from the Company’s Form 10 - K filed March 31, 2023.

10.11	March 3, 2022, Warrant Agreement, Blue Lake Partners, LLP	Incorporated by reference from the Company’s Form 10 - K filed March 31, 2023.

10.12	March 3, 2022, Second Warrant, Blue Lake Partners, LLP	Incorporated by reference from the Company’s Form 10 - K filed March 31, 2023.

10.13	June 21, 2022 Settlement Agreement, JR-HD Enterprises III, LLC	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023.

10.14	March 25, 2024 Mutual Settlement and Release Agreement, Mast Hill Fund, LP	Incorporated by reference from the Company’s Form 8-K filed April 2, 2024.

10.15	April 3, 2024 Mutual Settlement and Release Agreement, Blue Lake Partners, LLC	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL as contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2024

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

Signature	Title	Date

/S/ Matthew Wolfson	Chief Executive Officer, Chief Financial Officer and Director	April 30, 2024
Matthew Wolfson