Form 10-Q
period 2024-03-31
Electromedical Technologies, Inc
filed 2024-06-14
CIK 1715819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024.

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

On June 13, 2024, 566,111,930 shares of common stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS

ELECTROMEDICAL TECHNOLOGIES, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$78,843	$87,704
Accounts receivable	3,501	4,399
Inventories	46,561	68,517
Prepaid expenses and other current assets	290,470	288,565
Total current assets	419,375	449,185
Right of use asset	137,942	149,493
Property and equipment, net	149,705	149,705
Total assets	$707,022	$748,383

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$241,970	$239,481
Credit cards payable	27,077	28,097
Accrued expenses and other current liabilities	603,630	916,971
Customer deposits	185,275	197,325
Convertible promissory notes, net of discount of $0 and $375,865, respectively	1,629,559	1,393,601
Lease liability, current portion	50,762	48,745
Derivative liabilities- convertible promissory notes	1,408,002	532,334
Total current liabilities	4,146,275	3,356,554

Long-term liabilities:
Government debt, net of current portion	150,000	150,000
Lease liability, net of current portion	92,671	106,200
Other liabilities	6,260	8,416
Total liabilities	4,395,206	3,621,170

Commitments and contingencies (Note 10)	—	—

Stockholders’ deficit
Series A Preferred Stock, $.00001 par value, 1,000,000 shares authorized and outstanding	365,000	365,000
Series B Preferred Stock, $.00001 par value, 1 share authorized and outstanding at March 31, 2024 and December 31, 2023	400,000	400,000
Common stock, $.00001 par value, 1,999,000,000 shares authorized; 486,482,787 and 463,286,208 shares outstanding at March 31, 2024 and December 31, 2023, respectively	4,863	4,631
Additional paid-in-capital	23,847,975	23,827,330
Accumulated deficit	(28,306,022)	(27,469,748)
Total stockholders’ deficit	(3,688,184)	(2,872,787)
Total liabilities and stockholders’ deficit	$707,022	$748,383

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Net sales	$290,244	$378,646

Cost of sales	72,857	87,696

Gross profit	217,387	290,950

Selling, general and administrative expenses	372,263	1,552,488

Loss from operations	(154,876)	(1,261,538)

Other income (expense)
Interest expense	(59,320)	(388,201)
Change in fair value of derivative liabilities	(676,374)	—
Gain on sale of fixed assets	—	1,193,676
Gain (loss) on derivative liabilities	(196,510)	—
Other income	250,806	—
Total other expense	(681,398)	805,475

Net loss	$(836,274)	$(456,063)
Deemed dividend related to warrant resets	—	—
Net loss attributable to common stockholders	$(836,274)	$(456,063)

Weighted average shares outstanding - basic and diluted	464,815,653	240,567,805
Weighted average loss per share - basic and diluted	$(.002)	$(.002)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance, December 31, 2023	$365,000	1,000,000	$400,000	1	$4,631	463,286,208	$23,827,330	$(27,469,748)	$(2,872,787)

Conversion of convertible promissory notes, accrued interest and derivative liabilities	—	—	—	—	232	23,196,579	20,645	—	20,877

Net loss	—	—	—	—	—	—	—	(836,274)	(836,274)

Balance, March 31, 2024	$365,000	1,000,000	$400,000	1	$4,863	486,482,787	$23,847,975	$(28,306,022)	$(3,688,184)

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

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

	2024	2023
Cash flows from operating activities:
Net loss	$(836,274)	$(456,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	—	715,000
Depreciation and amortization	—	4,557
Amortization of right of use asset	11,551	—
Amortization of debt discount and warrant expense	—	320,204
Change in fair value of derivative liabilities	676,374	—
Loss on derivatives	196,510	—
Gain on sale of fixed assets	—	(1,193,676)
Other	—	876
Change in operating assets and liabilities:
Accounts receivable	898	3,618
Inventories	21,956	(97,643)
Prepaid expenses and other current assets	(1,905)	37,670
Accounts payable	2,489	276,900
Credit cards payable	(1,020)	(3,001)
Accrued expenses and other current liabilities	(205,378)	22,044
Customer deposits	(12,050)	(83,588)
Lease liability	(11,512)	—
Other liabilities	—	366
Net cash used in operating activities	(158,361)	(452,736)

Cash flows from investing activities:
Sale of property and equipment	—	1,894,588
Net cash provided by investing activities	—	1,894,588
Cash flows from financing activities:
Repayments on bank debt	—	(522,401)
Issuance of convertible promissory notes	149,500	—
Repayments on convertible promissory notes	—	(52,849)
Net cash provided by (used in) provided by financing activities	149,500	(575,250)

Net increase (decrease) in cash and cash equivalents	(8,861)	866,602

Cash and cash equivalents, beginning of period	87,704	368,425

Cash and cash equivalents, end of period	$78,843	$1,235,027

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$23,227	$22,934
Income taxes	$—	$—

Non-cash investing and financing activities:

Settlement of stock-based compensation liabilities	$—	$719,000
Conversion of convertible promissory notes, derivatives and accrued interest into shares of common stock	$20,877	$50,000

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

NOTE 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The accompanying unaudited financial statements of Electromedical Technologies, Inc. have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Rule 8-03 of Regulation S-X. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation. These interim financial statements should be read in conjunction with the audited annual financial statements of the Company as of and for the year ended December 31, 2023. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the full year.

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

Going Concern

Since inception, the Company has incurred approximately $24.6 million of accumulated net losses. In addition, during the three months ended March 31, 2024, the Company used $158,361 in operations and had a working capital deficit of $3,726,900. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all of its obligations as they come due for the next twelve months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.

As a result, there is significant uncertainty whether the entity will continue as a going concern and, therefore, whether it will realize its assets and settle its liabilities and commitments in the normal course of business and at the amounts stated in the financial statements.

Accordingly, no adjustments have been made to the financial statements relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might be necessary should the entity not continue as a going concern. At this time, management is of the opinion that no asset is likely to be realized for an amount less than the amount at which it is recorded in the financial statements as at March 31, 2024.

Revenue Recognition

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, when performance obligations are satisfied through the transfer of promised goods to the Company’s customers. Control transfers upon shipment of product and when the title has been passed to the customers. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue is recorded net of sales taxes collected from customers on behalf of taxing authorities, allowance for estimated returns, chargebacks, and markdowns based upon management’s estimates and the Company’s historical experience. The Company’s liability for sales return refunds is recognized within other current liabilities, and an asset for the value of inventory which is expected to be returned is recognized within other current assets on the balance sheets. The Company generally allows a 30 day right of return to its customers. As of both March 31, 2024 and December 31, 2023 the sales returns allowance was $6,990.

Certain larger customers pay in advance for future shipments. These advance payments totaled $185,275 and $197,325 at March 31, 2024 and December 31, 2023, respectively, and are recorded as customer deposits in the accompanying balance sheets. Revenue related to these advance payments is recognized upon shipment to the distributor or the end-customer.

At the completion of the initial three-year warranty, the Company sells extended warranties for periods ranging from one to three years. Revenue is recognized on a straight-line basis over the term of the contract. At March 31, 2024 and December 31, 2023, deferred revenue of $17,424 and $20,787 is recorded, respectively, in current and long-term liabilities in the accompanying balance sheets, in connection with these extended warranties.

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

Significant customer sales as a percentage of total sales are as follows:

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Customer A	34.8%	18.8%
Customer B	14.9%	10.2%
Customer F	11.2%	—

Amounts due these customers totaled $14,142 and $12,442 at March 31, 2024 and December 31, 2023, respectively for commissions and reimbursements. Amounts due from these customers, totaled $297 and $594 at March 31, 2024 and December 31, 2023, respectively. Customer deposits on hand from these customers totaled $58,900 and $70,950 at March 31, 2024 and December 31, 2023, respectively. The loss of these customers would have a significant impact on the operations and cash flows of the Company.

The Company’s supplier concentrations expose the Company to business risks, which the Company mitigates by attempting to diversify its supply chain. Significant supplier purchases as a percentage of total inventory purchases are as follows:

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Supplier A	69.9%	64.0%
Supplier D	—	25.5%
Supplier F	17.8%	—

There were no amounts outstanding due these suppliers at March 31, 2024 and December 31, 2023. The loss of key vendors may have a significant impact on the operations and cash flows of the Company.

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

The following table presents changes during the three months ended March 31, 2024 in Level 3 liabilities measured at fair value on a recurring basis:

Fair value- December 31, 2023	$532,334
Derivative liabilities in conjunction with settlement of convertible promissory notes	213,957
Conversion of convertible promissory notes	(14,663)
Change in fair value of derivative liabilities	676,374
Fair value- March 31, 2024	$1,408,002

The levels of the fair value hierarchy into which the Company’s assets and liabilities fall as of March 31, 2024, are as follows:

	Level 1	Level 2	Level 3	Total
Liabilities

Derivative liabilities – convertible promissory notes	$—	$—	$1,408,002	$1,408,002

Total fair value	$—	$—	$1,408,002	$1,408,002

Inventories

Inventories are stated at the lower of cost or market. Cost is determined based on the first-in, first-out cost flow assumption (“FIFO”) while market is determined based upon the estimated net realizable value less an allowance for selling and distribution expenses and a normal gross profit. The Company evaluates the need for inventory reserves associated with obsolete, slow moving, and non-sellable inventory by reviewing estimated net realizable values on a periodic basis. As of March 31, 2024 and December 31, 2023, the Company believes there are no excess and obsolete inventories and accordingly, did not record an inventory reserve. Inventories consist of purchased finished goods.

Sales Taxes

Sales taxes for the three-month periods ended March 31, 2024 and 2023, were recorded on a net basis. Included in accrued expenses at both March 31, 2024 and December 31, 2023 is approximately $61,000 related to sales taxes.

Warranty

The Company warranties the sale of most of its products and records an accrual for estimated future claims. The standard warranty is typically for a period of three years. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The Company recorded a liability as of March 31, 2024 and December 31,2023 of $15,595 and $16,642, respectively. The expense is included in cost of sales in the statements of operations and within accrued expenses on the accompanying balance sheets.

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

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company’s statement of operations in the same line as expense arising from fixed lease payments. As of March 31, 2024, management determined that there were no variable lease costs.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of March 31, 2024 and December 31, 2023, diluted net loss per share is the same as basic net loss per share for each period.

Conversion of outstanding warrants, certain accrued liabilities and convertible promissory notes at March 31, 2024 may result in an estimated 1,690,762,268 additional shares of common stock outstanding. At March 31, 2024, there are 1,999,000,000 common shares authorized and 486,482,787 outstanding. Management has agreed to amend its shares outstanding to meet the future requirements resulting from any of the above conversions.

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

NOTE 3.PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31,	December 31,
	2024	2023
Building	$—	$—
Tooling	149,705	149,705
Furniture and equipment	24,987	24,987
	174,692	174,692
Less: accumulated depreciation and amortization	(24,987)	(24,987)
	$149,705	$149,705

On March 15, 2023, the Company entered into an agreement to sell the building of its principal offices at a purchase price of $2 million and net proceeds of $1,363,818, upon repayment in full of the Company’s bank debt. The sale resulted in a realized gain of $1,193,676, which has been recorded as other income on the accompanying statement of operations.

Depreciation and amortization expense related to property and equipment was $0 and $4,557 the three months ended March 31, 2024 and 2023, respectively. Depreciation and amortization are included in selling, general and administrative expenses on the accompanying statements of operations.

NOTE 4.NOTES PAYABLE

Convertible Promissory Notes

The aggregate of convertible promissory notes is as follows:

	March 31,	December 31,
Convertible promissory notes	2024	2023
Principal balance	$1,648,204	$1,393,601
Debt discount balance	(18,645)	—
Net Notes balance	$1,629,559	$1,393,601

The Net Notes balance at March 31, 2024 is comprised of the following:

	Principal	Debt Discount	Net
Pre 2020	$50,000	$—	$50,000
October 2021	90,639	—	90,639
February 2022	29,573	—	29,573
March 2022	305,501	—	305,501
August 2022	105,500	—	105,500
September 2022	917,491	—	917,491
March 2024	149,500	(18,645)	130,855
	$1,648,204	$(18,645)	$1,629,559

The Net Notes balance at December 31, 2023 is comprised of the following:

	Principal	Debt Discount	Net
Pre 2020	$50,000	$—	$50,000
October 2021	73,336	—	73,336
February 2022	44,882	—	44,882
March 2022	305,500	—	305,500
August 2022	105,500	—	105,500
September 2022	814,383	—	814,383
	$1,393,601	$—	$1,393,601

In March, 2024, the Company entered into a settlement agreement with one of its lenders for amounts in default under the October 2021, February 2022 and September 2022 convertible promissory notes. The settlement agreements have been accounted for as a debt modification. (See Note 6). Principal of $932,601 and accrued interest of $128,763 are covered by the agreement and subject to the following settlement terms:

●	Any and all outstanding warrants are to be cancelled without consideration.
●	The maturity date has been extended to September 25, 2025.
●	Interest rate is capped at 12% per annum.
●	Default penalties accrued up to the settlement date are no longer due and from the effective date forward are amended to 115% from 125%. Accrued default penalties totaling $251,000 and outstanding at December 31, 2023 have been reversed and recorded as other income in the Company’s statement of operations for the three months ended March 31, 2024.
●	All payments will be applied first to outstanding principal and will include the note holders’ pro-rata share of $600 per unit, from futures sales of the Company’s Wellness ProPlus Infinity units.
●	Conversions of outstanding principal are limited to $30,000 per calendar month through December 31, 2024 and may be waived under certain conditions and after such date.

As of March 31, 2024, and separately, the Company is in default of two matured convertible promissory notes, including defaults resulting from the Company’s sale of its real property on March 15, 2023, issued to two lenders on March 10, 2022, and August 8, 2022, with principal and interest due in the amounts of $342,070 and $145,354, respectively. The convertible notes included a cross-default and a cross-default provision which required the Company to remit payment of principal, accrued interest, default interest, and legal fees, multiplied by 125% and 150%, respectively. The amount of $158,000 in default penalties has been accrued and is recorded in the Company’s balance sheet as of March 31,2024, for these lenders. On April 3, 2024, the Company entered into a settlement agreement with the lender of the March 10,2022 convertible promissory note. The Company is in negotiations with the other lender to reform the note in default. See Note 11.

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

NOTE 5.LONG-TERM DEBT

Government Debt

In June 2020, the Company received a $150,000 economic injury disaster loan (“EIDL”). The loan accrues interest at a rate of 3.75% annually and is collateralized by all personal property and intangible assets of the Company. The loan has a 30-month moratorium on payments, after which monthly principal and interest payments of $731 will be made through the maturity date of June 2050. Interest expense totaled $1,402 and $1,387 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 6.DERIVATIVE LIABILITIES

The Company’s convertible promissory notes contain variable conversion provisions upon default, Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion options and shares to be issued were recorded as derivative liabilities on the default dates. In March,2024, the Company entered into a settlement agreement with one of its lenders for amounts in default under the October 2021, February 2022 and September 2022 convertible promissory notes. The settlement agreement resulted in a net increase in derivative liabilities totaling $213,957 which has been recorded as a loss on derivative liabilities in the Company’s statement of operations.

Based on the various convertible promissory notes described in Note 4, the fair value of applicable derivative liabilities on notes and the change in fair value of derivative liabilities are as follows for the three months ended March 31, 2024:

Fair value- December 31, 2023	$532,334
Derivative liabilities in conjunction with settlement of convertible promissory notes	213,957
Conversion of convertible promissory notes	(14,663)
Change in fair value of derivative liabilities	676,374
Fair value- March 31, 2024	$1,408,002

The fair value of the derivative liabilities – convertible promissory notes is estimated using a Lattice pricing model with the following assumptions:

2023
Market value of common stock	$0.0009
Expected volatility	181.2-200.3%
Expected term (in years)	0.27-1.5
Risk-free interest rate	4.91-4.98%

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

The Company paid the Company’s CEO a bonus of $0 and $10,000 during the three months ended March 31,2024 and 2023, respectively.

Effective July 15, 2023, the Company’s board of directors executed a resolution whereby the CEO’s salary shall be reduced from $365,000 to $265,000 per year, with unpaid sums being accrued on the books of the Company and subject to an option in favor of the CEO to elect to convert the unpaid sums into shares of Company common stock. Accrued salary totaling $64,154 has been recorded as of March 31, 2024 and may be converted at any time into shares of the Company’s common stock at a discount of 25% of the market value on the date of conversion.

In February 2023, the Company entered into a one-year consulting agreement under the Company’s Employee and Consultant Stock Ownership Plan, with an advisor and director in exchange for compensation of 35 million shares of common stock at a basis of $0.01 per share. The value of the compensation totaling $315,000 has been recorded in selling, general and administrative expenses in the Company’s statement of operations. The fair market value of the shares was determined based on the Company’s closing price on the date of issuance. The agreement includes a registration requirement. Compensation totaling $5,000 per month has been recorded for the advisor as board of director fees for the three months ended March 31, 2023.On July 1, 2023, the advisor resigned from the board.

Compensation totaling $5,000 per month has been recorded for an employee as board of director fees for the three -month period ended March 31, 2024.

NOTE 8.STOCKHOLDERS’ DEFICIT

During the three months ended March 31, 2024, holders of convertible promissory notes converted $23,661 of principal into 23,196,579 shares of common stock at $0.00102 per share.

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

No options were granted during the three months ended March 31, 2024.

Warrants

As of March 31, 2024, 160,500,000 outstanding warrants were cancelled without consideration in conjunction with a settlement agreement. See Note 4.

The following table summarizes the information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable at March 31, 2024:

Date Issued	Exercise Price	Number Outstanding	Expiration Date
May 1, 2020	$0.52	100,000	May 1, 2025
October 1, 2021	$0.025	9,000,000	October 1, 2026
October 17, 2021	$0.025	450,000	October 17, 2024
August 10, 2022	$0.00102	3,336,843	August 10, 2027
September 29, 2022	$0.00102	2,780,690	September 29,2027
February 11, 2023	$0.00102	500,000	February 11, 2028
		16,167,533

The following table summarizes the information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable at December 31, 2023:

Date Issued	Exercise Price	Number Outstanding	Expiration Date
December 1, 2018	$0.00102	170,898	December 1, 2023
May 1, 2020	$0.52	100,000	May 1, 2025
October 1, 2021	$0.025	9,000,000	October 1, 2026
October 17, 2021	$0.025	450,000	October 17, 2024
August 10, 2022	$0.00102	3,336,843	August 10, 2027
September 29, 2022	$0.00102	2,780,690	September 29,2027
February 11, 2023	$0.00102	500,000	February 11, 2028
March 10, 2023	$0.00102	12,500,000	March 10, 2028
September 15, 2023	$0.00102	148,000,000	September 15, 2026
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

In September 2023, the Company entered into an operating lease for its office location. The lease provides for a base rent of $5,280 per month through September 30, 2026. The lease may be renewed for one three-year period. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 12.4% within the calculation. Rent expense totaled $16,236 under the current lease during the three months ended March 31, 2024.

The following outlines the maturities of our operating lease liabilities for the periods ending March 31,

2025	$65,757
2026	$67,730
2027	$34,366
Total lease payments	$167,853
Less imputed interest	$(24,420)

Total	$143,433

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

As of March 31, 2024, the Company is in default of two matured convertible promissory notes, including defaults resulting from the Company’s sale of its real property on March 15, 2023, issued to two lenders on March 10, 2022, and August 8, 2022, with principal and interest due in the amounts of $342,070 and $145,354, respectively. The convertible notes included a cross-default and a cross-default provision which required the Company to remit payment of principal, accrued interest, default interest, and legal fees, multiplied by 125% and 150%, respectively. The amount of $158,000 in default penalties has been accrued and recorded in the Company’s balance sheet as of March 31,2024, for these lenders. On April 3, 2024, the Company entered into a settlement agreement with the lender of the March 10,2022 convertible promissory note. The Company is in negotiations with the other lender to reform the note in default. See Note 11.

NOTE 11.SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred through the date of this filing and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements, except as disclosed below.

On April 3, 2024, the Company entered into a settlement agreement with the lender of the March 10,2022 convertible promissory note. Principal of $305,501 and accrued interest of $36,971 are covered by the agreement and subject to the following settlement terms:

●	Any and all outstanding warrants are to be cancelled without consideration.
●	The maturity date has been extended to September 25, 2025.
●	Interest rate is capped at 12% per annum.
●	Default penalties accrued up to the settlement date are no longer due and from the effective date forward are amended to 115% from 125%.
●	All payments will be applied first to outstanding principal and will include the note holders’ pro-rata share of $400 per unit, from futures sales of the Company’s Wellness ProPlus Infinity units.
●	Conversions of outstanding principal are limited to $30,000 per calendar month through December 31, 2024, and may be waived under certain conditions and after such date.

As of June 15, 2024, holders of convertible promissory notes converted $81,222 of principal into 79,629,143 shares of common stock at $0.00102 per share.

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

Background

The Company was formed in Nevada on August 30, 2002 as IntelSource Group, Inc. and began operations in 2003. In 2007, IntelSource Group, Inc. merged with ElectroMedical Technologies, LLC. The Company began acting as Electro Medical Technologies, LLC, an Arizona limited liability company on November 9, 2010, after the merger with ElectroMedical Technologies, LLC, a Nevada Company. The Company converted to a corporation in the State of Delaware on August 23, 2017.

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

Results of Operations

Overview and Financial Condition

Going Concern

Since inception, the Company has incurred approximately $24.6 million of accumulated net losses. In addition, during the three months ended March 31, 2024, the Company used $158,361 in operations and had a working capital deficit of $3,726,900. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all of its obligations as they come due for the next twelve months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.

As a result, there is significant uncertainty whether the entity will continue as a going concern and, therefore, whether it will realize its assets and settle its liabilities and commitments in the normal course of business and at the amounts stated in the financial statements.

Accordingly, no adjustments have been made to the financial statements relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might be necessary should the entity not continue as a going concern. At this time, management is of the opinion that no asset is likely to be realized for an amount less than the amount at which it is recorded in the financial statements as at March 31, 2024.

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

The following table sets forth the unaudited results of our operations for the three months ended March 31,

	2024	2023
Net Sales	$290,244	$378,646
Cost of goods sold	72,857	87,696
Gross profit	217,387	290,950
Operating Expenses	372,263	1,552,488

Loss from operations	(154.876)	(1,261,538)
Other income (expense)	(681,398)	805,475
Net Loss	$(836,274)	$(456,063)

Operating Results

January 1,2024 through March 31,2024 Compared to January 1,2023 through March 31, 2023

Our sales totaled $290,244 for the three months ended March 31,2024 and $378,646 for the three months ended March 31, 2023, a decrease of $88,402 or 23%. The decrease is primarily related to a decrease in units sold, as the Company winds down the sale of its current product leading up to the introduction of the new Wellness Pro Infinity. In June 2024, the Company initiated its exchange program, allowing current customers to submit deposits for the new Wellness Pro Infinity.

Cost of sales and gross margins for the three months ended March 31, 2024, and for the three months ended March 31, 2023 were $72,857 and 75% and $87,696 and 77%, respectively. Our cost of sales consists of the cost of materials and distribution expenses. Cost of sales and gross margins are affected by product mix as well as the mix in the level of sales between commissioned agents and distributors.

The following table sets forth the operating expenses for the three months ended March 31:

	2024	2023	Change
Marketing	$1,686	$5,875	$(4,189)
Commissions	18,600	55,100	(36,500)
Payroll related	201,556	638,944	(437,388)
Consulting and professional fees	68,884	455,290	(386,406)
Research and development	—	289,934	(289,934)
Other operating expenses	81,537	107,345	(25,808)
	$372,263	$1,552,488	$(1,180,225)

The following table sets forth the stock- based compensation expense included in the above operating expenses for the three months ended March 31:

	2024	2023	Change
Payroll related	—	400,000	(400,000)
Consulting and professional fees	—	315,000	(315,000)
	$—	$765,000	$(715,000)

Selling, general and administrative expenses consist primarily of payroll related expenses, commissions, consulting and professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $372,263 for the three months ended March 31,2024 and $1,552,488 for the three months ended March 31,2023, a decrease of $1,180,225 or about 76%. The change is primarily due to decreases in payroll related expenses of $437,388, consulting and professional fees of $386,406, research and development costs of $289,934, commissions of $36,500, and other operating expenses of $25,808.

The decrease in payroll related expenses is primarily due to stock-based compensation expense for the three months ended March 31, 2023, of $400,000 related to the issuance of a share of Series B Preferred stock to the Company’s CEO as well as a reduced headcount and no CEO bonus in the 2024 period.

The decrease in consulting and professional fees is primarily the result of stock-based compensation of $315,000 in the 2023 period recorded in conjunction with shares issued for investor relations and financial advisory services, and decreased consulting and professional fees related to costs associated with operating as a public company.  Decreased accounting fees relate to the timing of the Company’s 2023 10-K filing.

The decrease in research and development costs relates to payments made under its product development agreement as new milestones were met in the 2023 period. The decrease in commissions relates to the reduction in sales requiring commission.

The decrease in other operating expenses consists primarily of reduced travel and expenses related to the building that was sold in 2023, such as depreciation and property taxes.

Other income (expense) decreased by $1,486,873 primarily due to a gain on the sale of the Company’s building of $1,193,676, in the 2023 period, losses related to derivative liabilities totaling $872,884 in the 2024 period, partially offset by a decrease in interest expense of $328,881 and reversal of accrued default penalties totaling $250,000 in the 2024 period.  The decrease in interest expense reflects $160,000 related to the valuation of certain trigger warrants for matured convertible notes payable, as well as approximately $160,000 of amortized debt discount in the 2023 period.  All debt discount for notes issued prior to Jan 1,2024 has been fully amortized in 2023.

As a result of the foregoing, we recorded a net loss of $836,274 for the three months ended March 31, 2024, compared to a net loss of $456,063 for the three months ended March 31, 2023. The increase in net loss is primarily attributed to the decrease in other income (loss), partially offset by a decreased loss from operations.

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

Liquidity and Capital Resources

During the three months ended March 31,2024 our cash and cash equivalents decreased by $8,861 reflecting cash used in operations of $158,361 and provided by financing activities of $149,500. At March 31, 2024, the Company had a working capital deficit of $3,726,900 and cash on hand of $78,843. During the three months ended March 31,2023 our cash and cash equivalents increased by $866,602 reflecting cash used in operations of $452,736 and cash used in financing activities of $575,250, offset by cash provided from the sale of the Company’s building of $1,894,588. At March 31, 2023, the Company had a working capital deficit of $872,308 and cash on hand of $1,235,027.

Operating Activities

Cash flows used in operating activities totaled $158,361 for the three months ended March 31,2024 as compared to cash flows used of $452,736 or the three months ended March 31, 2023. The change in cash flows used in operating activities is primarily the result of a decrease in accrued liabilities and accounts payable as well as a decrease in the loss from operations, excluding stock-based compensation expense.

Investing Activities

Cash provided by investing activities for the three months ended March 31,2023 totaled $1,894,588 related to the gross proceeds from the sale of the Company’s building before payment of the outstanding long-term bank debt secured by the building. There were no investing activities in the 2024 period.

Financing Activities

Cash flows provided by financing activities totaled $149,500 for the three months ended March 31,2024 as compared to cash flows used in financing activities of $575,250 for the three months ended March 31, 2023. The cash flows provided in the 2024 period relate to the net proceeds from a convertible debt financing. The cash flows used in the 2023 period are primarily the result of the $522,401 repayment of the long- term bank debt related to the building as part of the March 2023 sale and convertible notes payable payments totaling $52,849.

In March, 2024, the Company entered into a settlement agreement with one of its lenders for amounts in default under the October 2021, February 2022 and September 2022 convertible promissory notes. The settlement agreements have been accounted for as a debt modification. Principal of $932,601 and accrued interest of $128,763 are covered by the agreement and subject to the following settlement terms:

●	Any and all outstanding warrants are to be cancelled without consideration.
●	The maturity date has been extended to September 25, 2025.
●	Interest rate is capped at 12% per annum.
●	Default penalties accrued up to the settlement date are no longer due and from the effective date forward are amended to 115% from 125%. Accrued default penalties totaling $251,000 and outstanding at December 31, 2023 have been reversed and recorded as other income in the Company’s statement of operations for the three months ended March 31, 2024.
●	All payments will be applied first to outstanding principal and will include the note holders’ pro-rata share of $600 per unit, from futures sales of the Company’s Wellness ProPlus Infinity units.
●	Conversions of outstanding principal are limited to $30,000 per calendar month through December 31, 2024 and may be waived under certain conditions and after such date.

As of March 31, 2024, and separately, the Company is in default of two matured convertible promissory notes, including defaults resulting from the Company’s sale of its real property on March 15, 2023, issued to two lenders on March 10, 2022, and August 8, 2022, with principal and interest due in the amounts of $342,070 and $145,354, respectively. The convertible notes included a cross-default and a cross-default provision which required the Company to remit payment of principal, accrued interest, default interest, and legal fees, multiplied by 125% and 150%, respectively. On April 3, 2024, the Company entered into a settlement agreement with the lender of the March 10,2022 convertible promissory note. Principal of $305,501 and accrued interest of $36,971 are covered by the agreement and subject to the following settlement terms:

●	Any and all outstanding warrants are to be cancelled without consideration.
●	The maturity date has been extended to September 25, 2025.

●	Interest rate is capped at 12% per annum.
●	Default penalties accrued up to the settlement date are no longer due and from the effective date forward are amended to 115% from 125%.
●	All payments will be applied first to outstanding principal and will include the note holders’ pro-rata share of $400 per unit, from futures sales of the Company’s Wellness ProPlus Infinity units.
●	Conversions of outstanding principal are limited to $30,000 per calendar month through December 31, 2024, and may be waived under certain conditions and after such date.

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

As of the period ended March 31, 2024 our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures, to determine the existence of any material weaknesses or significant deficiencies. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Based on this evaluation, the Company’s management concluded its internal controls over financial reporting were not effective as of March 31, 2024. The ineffectiveness of the Company’s internal control over financial reporting was due to the following identified material weaknesses and significant deficiencies:

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

There are unasserted claims between the Company and one of the Company’s lenders that could possibly exceed $5,000. As of the date of this filing, the lender notified the Company that, because of the respective defaults or cross defaults of matured notes resulting from the sale of its real property, the default amounts under the note, including the payment of principal, accrued interest, default interest, and legal fees, multiplied by 150% is being sought. During the three months ended March 31, 2024, the note holder has applied default conversion rates to outstanding principal, interest, and default amounts under the notes. The Company has accrued all default interest under the note. The Company is in negotiations with the lender to reform the note in default. With respect to the unasserted claims by and between the Company and the noteholder, the ongoing negotiations of the parties are informal, private, confidential, and, as of the date of this filing, are incomplete and unresolved. Thus, it is difficult as of the date of this filing to establish whether or not any legal actions arising from these unasserted claims are “probable,” “reasonably possible,” or “remote,” or what remedies may be sought in any action, and whether or not those remedies are material under FAS 5. No note holder has communicated to the Company that legal action exists or is imminent. No court has jurisdiction over the matters because, as of the date of this filing, no lender has filed an action in any court of competent jurisdiction or any arbitration proceeding.

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

On July 14, 2023, Jefferson Street Capital, LLC, converted convert $17,000.00 of principal and $750.00 in fees, totaling $17,750.00 from a convertible note issued August 8, 2022, into 17,401,960 shares of Common Stock. The original issuance to Jefferson Street relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder with respect to the issuance of the restricted stock. Jefferson Street was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties, and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Jefferson Street. There was no general solicitation concerning the offer or sale of the restricted securities. Jefferson Street acquired the restricted common stock for its own account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

On March 26, 2024, Mast Hill Fund, LP converted $23,660.51 of principal into 23,196,579 common shares from a convertible note dated February 11, 2022. The issuance to Mat Hill relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder with respect to the issuance of the restricted stock. Mast Hill was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties, and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Mast Hill. There was no general solicitation concerning the offer or sale of the restricted securities. Mast Hill acquired the restricted common stock for its own account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

On April 29, 2024, Mast Hill Fund, LP converted $21,221.72 of principal into 20,805,607 common shares from a convertible note dated February 11, 2022. The issuance to Mat Hill relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder with respect to the issuance of the restricted stock. Mast Hill was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties, and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Mast Hill. There was no general solicitation concerning the offer or sale of the restricted securities. Mast Hill acquired the restricted common stock for its own account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

On May 6, 2024, Mast Hill Fund, LP converted $25,900.13 of principal into 25,392,288 common shares from a convertible note dated October 13, 2021. The issuance to Mat Hill relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder concerning the issuance of the restricted stock. Mast Hill was an “accredited investor” and/or “sophisticated investor” under Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties, and information regarding its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Mast Hill. There was no general solicitation regarding the offer or sale of the restricted securities. Mast Hill acquired the restricted common stock for its account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

On May 23, 2024, Mast Hill Fund, LP converted $4,099.87 of principal into 4,019,480 common shares from a convertible note dated October 13, 2021. The issuance to Mast Hill relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder concerning the issuance of the restricted stock. Mast Hill was an “accredited investor” and/or “sophisticated investor” under Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties, and information regarding its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Mast Hill. There was no general solicitation regarding the offer or sale of the restricted securities. Mast Hill acquired the restricted common stock for its account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

On June 3, 2024, Mast Hill Fund, LP converted $27,397.13 of principal into 26,859,935 common shares from a convertible note dated October 13, 2021. The issuance to Mast Hill relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder concerning the issuance of the restricted stock. Mast Hill was an “accredited investor” and/or “sophisticated investor” under Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties, and information regarding its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Mast Hill. There was no general solicitation regarding the offer or sale of the restricted securities. Mast Hill acquired the restricted common stock for its account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

On June 6, 2024, Mast Hill Fund, LP converted $2,602.87 of principal into 2,551,833 common shares from a convertible note dated October 13, 2021. The issuance to Mast Hill relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder concerning the issuance of the restricted stock. Mast Hill was an “accredited investor” and/or “sophisticated investor” under Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties, and information regarding its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Mast Hill. There was no general solicitation regarding the offer or sale of the restricted securities. Mast Hill acquired the restricted common stock for its account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.	Description of Exhibit	Location

3(i)	Certificate of Incorporation.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on August 23, 2017, converting from a limited liability company to a C corporation.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on November 1, 2019, designating Series A Preferred Shares.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on July 9, 2020, increasing authorized common stock to 50 million shares.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on December 3, 2020, increasing authorized common stock to 125 million shares.	Incorporated by reference from the Company’s Form 8-K filed December 3, 2020.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on October 14, 2021, increasing authorized common shares to 251 million shares.	Incorporated by reference from the Company’s 8-K filed October 14, 2021.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 21, 2022, increasing authorized common shares to 1 billion and one shares.	Incorporated by reference from the Company’s 8-K filed September 19, 2022.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 31, 2023, increasing authorized common shares to 2 billion and one shares.	Incorporated by reference from the Company’s 8-K filed January 26, 2023 .

3(ii)	Corporate Bylaws.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

4(vi)	Description of Securities	Incorporated by reference from the Company’s Form 8a-12g filed August 5, 2020.

10.1	October 14, 2021, Securities Purchase Agreement, Convertible Promissory Note, Common Stock Purchase Warrant, Mast Hill Fund, LP.	Incorporated by reference from the Company’s Form 8-K filed October 21, 2021.

10.2	November 10, 2021, Common Stock Purchase Agreement, White Lion Capital, LLC	Incorporated by reference from the Company’s Form 10-Q filed November 15, 2021.

10.3	November 10, 2021, Registration Rights Agreement, White Lion Capital, LLC	Incorporated by reference from the Company’s Form 10-Q filed November 15, 2021.

10.4	February 11, 2022, Promissory Note, Mast Hill Fund, LP.	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023

10.5	February 11, 2022, Warrant Agreement, Mast Hill Fund, LP	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023

10.6	February 11, 2022, Securities Purchase Agreement, Mast Hill Fund, LP	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023.

10.7	February 11, 2022, Second Warrant, Mast Hill Fund, LP	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023

10.8	February 11, 2022, Third Warrant, Mast Hill Fund, LP	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023.

10.9	March 3, 2022, Stock Purchase Agreement, Blue Lake Partners, LLP	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023

10.10	March 3, 2022, Promissory Note, Blue Lake Partners, LLP	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023

10.11	March 3, 2022, Warrant Agreement, Blue Lake Partners, LLP	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023

10.12	March 3, 2022, Second Warrant, Blue Lake Partners, LLP	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023

10.13	June 21, 2022, Settlement Agreement, JR-HD Enterprises III, LLC	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023

10.14	March 25, 2024 Mutual Settlement and Release Agreement, Mast Hill Fund LP	Incorporated by reference from the Company’s Form 10-K filed May 1, 2024

10.15	April 3, 2024 Mutual Settlement and Release Agreement, Blue Lake Partners, LLC	Incorporated by reference from the Company’s Form 10-K filed May 1, 2024

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [included in Exhibit 32.1].	Filed herewith.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL as contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2024

ELECTROMEDICAL TECHNOLOGIES INC.

By:	/s/ Matthew Wolfson
Matthew Wolfson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew Wolfson
Matthew Wolfson
Chief Financial Officer
(Principal Financial and Accounting Officer)