Form 10-Q
period 2024-06-30
Electromedical Technologies, Inc
filed 2024-08-14
CIK 1715819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024.

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

On August 13, 2024, 623,851,276 shares of common stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS

ELECTROMEDICAL TECHNOLOGIES, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$116,931	$87,704
Accounts receivable	4,338	4,399
Inventories	31,681	68,517
Prepaid expenses and other current assets	236,274	288,565
Total current assets	389,224	449,185
Right of use asset	126,030	149,493
Property and equipment, net	149,705	149,705
Total assets	$664,959	$748,383

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$240,368	$239,481
Credit cards payable	27,943	28,097
Accrued expenses and other current liabilities	559,573	916,971
Customer deposits	438,183	197,325
Convertible promissory notes, net of discount of $13,783 and $0, respectively	1,538,830	1,393,601
Lease liability, current portion	52,842	48,745
Derivative liabilities- convertible promissory notes	973,463	532,334
Total current liabilities	3,831,203	3,356,554

Long-term liabilities:
Government debt, net of current portion	150,000	150,000
Lease liability, net of current portion	78,719	106,200
Other liabilities	4,982	8,416
Total liabilities	4,064,904	3,621,170

Commitments and contingencies (Note 10)	—	—

Stockholders’ deficit
Series A Preferred Stock, $.00001 par value, 1,000,000 shares authorized and outstanding	365,000	365,000
Series B Preferred Stock, $.00001 par value, 1 share authorized and outstanding at June 30, 2024 and December 31, 2023	400,000	400,000
Common stock, $.00001 par value, 5,000,000,000 shares authorized; 566,111,930 and 463,286,208 shares outstanding at June 30, 2024 and December 31, 2023, respectively	5,659	4,631
Additional paid-in-capital	23,904,182	23,827,330
Accumulated deficit	(28,074,786)	(27,469,748)
Total stockholders’ deficit	(3,399,945)	(2,872,787)
Total liabilities and stockholders’ deficit	$664,959	$748,383

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Net sales	$237,645	$294,954	$527,889	$673,600

Cost of sales	64,390	62,519	137,247	150,215

Gross profit	173,255	232,435	390,642	523,385

Selling, general and administrative expenses	425,100	573,838	797,363	2,126,326

Loss from operations	(251,845)	(341,403)	(406,721)	(1,602,941)

Other income (expense)
Interest expense	(58,301)	(284,487)	(117,621)	(672,688)
Gain on sale of fixed asset	—	—	—	1,193,676
Change in fair value of derivative liabilities	337,439	(126,958)	(338,935)	(126,958)
Gain (loss) on derivative liabilities	121,319	(366,958)	(75,191)	(366,958)
Other income (expense)	82,624	(340,000)	333,430	(340,000)
Total other income (expense)	483,081	(1,118,403)	(198,317)	(312,928)

Net income (loss)	$231,236	$(1,459,806)	$(605,038)	$(1,915,869)
Deemed dividend related to warrant resets	—	(3,461)	—	(3,461)
Net loss attributable to common stockholders	$231,236	$(1,463,267)	$—	$(1,919,330)

Weighted average shares outstanding - basic	566,665,842	335,001,567	515,740,748	288,045,553
Weighted average loss per share - basic	$(0.00)	$(.00)	$(0.00)	$(0.01)

Weighted average shares outstanding - diluted	1,943,580,744	335,501,567	515,740,748	288,045,553
Weighted average loss per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2024

(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance, December 31, 2023	$365,000	1,000,000	$400,000	1	$4,631	463,286,208	$23,827,330	$(27,469,748)	$(2,872,787)

Conversion of convertible promissory notes, accrued interest and derivative liabilities	—	—	—	—	232	23,196,579	20,645	—	20,877

Net loss	—	—	—	—	—	—	—	(836,274)	(836,274)

Balance, March 31, 2024	$365,000	1,000,000	$400,000	1	$4,863	486,482,787	$23,847,975	$(28,306,022)	$(3,688,184)

Conversion of convertible promissory notes, accrued interest and derivative liabilities	—	—	—	—	796	79,629,143	56,207	—	57,003

Net income	—	—	—	—	—	—	—	231,236	231,236

Balance, June 30, 2024	$365,000	1,000,000	$400,000	1	$5,659	566,111,930	$23,904,182	$(28,074,786)	$(3,399,945)

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

ELECTROMEDICAL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

	2024	2023
Cash flows from operating activities:
Net loss	$(605,038)	$(1,915,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	—	715,000
Depreciation and amortization	—	4,557
Amortization of right of use asset	23,463	—
Amortization of debt discount and warrant expense	5,716	535,865
Change in fair value of derivative liabilities	338,935	126,958
Loss on derivatives	75,191	366,958
Gain on sale of fixed assets	—	(1,193,676)
Other	1	11,875
Change in operating assets and liabilities:
Accounts receivable	61	(16,344)
Inventories	36,836	(51,090)
Prepaid expenses and other current assets	52,291	(118,929)
Accounts payable	887	2,754
Credit cards payable	(154)	(16,864)
Accrued expenses and other current liabilities	(195,098)	440,077
Customer deposits	240,858	20,062
Lease liability	(23,383)	—
Net cash used in operating activities	(49,434)	(1,088,666)

Cash flows from investing activities:
Purchase of property and equipment	—	(149,705)
Sale of property and equipment	—	1,894,588
Net cash provided by investing activities	—	1,744,883
Cash flows from financing activities:
Repayments on bank debt	—	(522,401)
Issuance of convertible promissory notes	130,000	—
Repayments on convertible promissory notes	(51,339)	(85,985)
Net cash provided by (used in) provided by financing activities	78,661	(608,386)

Net increase in cash and cash equivalents	29,227	47,831

Cash and cash equivalents, beginning of period	87,704	368,425

Cash and cash equivalents, end of period	$116,931	$416,256

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,642	$31,574
Income taxes	$—	$—

Non-cash investing and financing activities:

Settlement of stock-based compensation liabilities	$—	$719,000
Conversion of convertible promissory notes, derivatives and accrued interest into shares of common stock	$77,880	$260,691

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

NOTE 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The accompanying unaudited financial statements of Electromedical Technologies, Inc. have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Rule 8-03 of Regulation S-X. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation. These interim financial statements should be read in conjunction with the audited annual financial statements of the Company as of and for the year ended December 31, 2023. The results of operations for the six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the full year.

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

Going Concern

Since inception, the Company has incurred approximately $24.3 million of accumulated net losses. In addition, during the six months ended June 30, 2024, the Company used $49,434 in operations and had a working capital deficit of $3,441,979. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all of its obligations as they come due for the next twelve months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.

As a result, there is significant uncertainty whether the entity will continue as a going concern and, therefore, whether it will realize its assets and settle its liabilities and commitments in the normal course of business and at the amounts stated in the financial statements.

Accordingly, no adjustments have been made to the financial statements relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might be necessary should the entity not continue as a going concern. At this time, management is of the opinion that no asset is likely to be realized for an amount less than the amount at which it is recorded in the financial statements as at June 30, 2024.

Revenue Recognition

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, when performance obligations are satisfied through the transfer of promised goods to the Company’s customers. Control transfers upon shipment of product and when the title has been passed to the customers. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue is recorded net of sales taxes collected from customers on behalf of taxing authorities, allowance for estimated returns, chargebacks, and markdowns based upon management’s estimates and the Company’s historical experience. The Company’s liability for sales return refunds is recognized within other current liabilities, and an asset for the value of inventory which is expected to be returned is recognized within other current assets on the balance sheets. The Company generally allows a 30 day right of return to its customers. As of both June 30, 2024 and December 31, 2023 the sales returns allowance was $6,990.

Certain larger customers pay in advance for future shipments. These advance payments totaled $438,183 and $197,325 at June 30, 2024 and December 31, 2023, respectively, and are recorded as customer deposits in the accompanying balance sheets. Revenue related to these advance payments is recognized upon shipment to the distributor or the end-customer.

At the completion of the initial three-year warranty, the Company sells extended warranties for periods ranging from one to three years. Revenue is recognized on a straight-line basis over the term of the contract. At June 30, 2024 and December 31, 2023, deferred revenue of $15,028 and $20,787 is recorded, respectively, in current and long-term liabilities in the accompanying balance sheets, in connection with these extended warranties.

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

Significant customer sales as a percentage of total sales are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Customer A	46.9%	17.1%	40.3%	18.1%
Customer B	—	10.9%	—	10.5%
Customer C	10.1%	—	—	—

Amounts due these customers totaled $2,247 and $12,442 at June 30, 2024 and December 31, 2023, respectively for commissions and reimbursements. Amounts due from these customers, totaled $39 and $594 at June 30, 2024 and December 31, 2023, respectively. Customer deposits on hand from these customers totaled $135,100 and $70,950 at June 30 and December 31, 2023, respectively. The loss of these customers would have a significant impact on the operations and cash flows of the Company.

The Company’s supplier concentrations expose the Company to business risks, which the Company mitigates by attempting to diversify its supply chain. Significant supplier purchases as a percentage of total inventory purchases are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Supplier A	—	—	69.9%	24.1%
Supplier D	—	92.9%	—	70.1%
Supplier F	—	—	17.8%	—

There were no amounts outstanding due these suppliers at June 30, 2024 and December 31, 2023. The loss of key vendors may have a significant impact on the operations and cash flows of the Company.

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

The following table presents changes during the six months ended June 30, 2024 in Level 3 liabilities measured at fair value on a recurring basis:

Fair value- December 31, 2023	$532,334
Derivative liabilities in conjunction with settlement of convertible promissory notes	165,917
Conversion of convertible promissory notes	(63,723)
Change in fair value of derivative liabilities	338,935
Fair value- June 30, 2024	$973,463

The levels of the fair value hierarchy into which the Company’s assets and liabilities fall as of June 30, 2024, are as follows:

	Level 1	Level 2	Level 3	Total
Liabilities

Derivative liabilities – convertible promissory notes	$—	$—	$973,463	$973,463

Total fair value	$—	$—	$973,463	$973,463

Inventories

Inventories are stated at the lower of cost or market. Cost is determined based on the first-in, first-out cost flow assumption (“FIFO”) while market is determined based upon the estimated net realizable value less an allowance for selling and distribution expenses and a normal gross profit. The Company evaluates the need for inventory reserves associated with obsolete, slow moving, and non-sellable inventory by reviewing estimated net realizable values on a periodic basis. As of June 30, 2024 and December 31, 2023, the Company believes there are no excess and obsolete inventories and accordingly, did not record an inventory reserve. Inventories consist of purchased finished goods.

Sales Taxes

Sales taxes for the three-month periods ended June 30, 2024 and 2023, were recorded on a net basis. Included in accrued expenses at both June 30, 2024 and December 31, 2023 is approximately $61,000 related to sales taxes.

Warranty

The Company warranties the sale of most of its products and records an accrual for estimated future claims. The standard warranty is typically for a period of three years. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The Company recorded a liability as of June 30, 2024 and December 31,2023 of $14,908 and $16,642, respectively. The expense is included in cost of sales in the statements of operations and within accrued expenses on the accompanying balance sheets.

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

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company’s statement of operations in the same line as expense arising from fixed lease payments. As of June 30, 2024, management determined that there were no variable lease costs.

Net earnings (loss) per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. Included in the calculation of dilutive net earnings per share for the three-month period ended June 30, 2024 are 1,376,914,902 shares from dilutive securities.

Conversion of outstanding warrants, certain accrued liabilities and convertible promissory notes at June 30, 2024 may result in an estimated 1,594,098,798 additional shares of common stock outstanding. At June 30, 2024, there are 1,999,000,000 common shares authorized and 566,111,930 outstanding. On August 6, 2024 the Company amended its shares outstanding to meet the future requirements resulting from any of the above conversions. See Note 11.

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

Depreciation and amortization expense related to property and equipment was $0 for the three-month periods ended June 30, 2024 and 2023. Depreciation and amortization expense related to property and equipment was $0 and $4,557 the six months ended June 30, 2024 and 2023, respectively. Depreciation and amortization are included in selling, general and administrative expenses on the accompanying statements of operations.

NOTE 4.NOTES PAYABLE

Convertible Promissory Notes

The aggregate of convertible promissory notes is as follows:

	June 30,	December 31,
Convertible promissory notes	2024	2023
Principal balance	$1,552,613	$1,393,601
Debt discount balance	(13,783)	—
Net Notes balance	$1,538,830	$1,393,601

The Net Notes balance at June 30, 2024 is comprised of the following:

	Principal	Debt Discount	Net
Pre 2020	$50,000	$—	$50,000
October 2021	30,639	—	30,639
February 2022	8,351	—	8,351
March 2022	342,472	—	342,472
August 2022	105,500	—	105,500
September 2022	917,491	—	917,491
March 2024	98,160	(13,783)	84,377
	$1,552,613	$(13,783)	$1,538,830

The Net Notes balance at December 31, 2023 is comprised of the following:

	Principal	Debt Discount	Net
Pre 2020	$50,000	$—	$50,000
October 2021	73,336	—	73,336
February 2022	44,882	—	44,882
March 2022	305,500	—	305,500
August 2022	105,500	—	105,500
September 2022	814,383	—	814,383
	$1,393,601	$—	$1,393,601

In March and April 2024, the Company entered into settlement agreements with two of its lenders for amounts in default under the October 2021, February 2022, March 2022 and September 2022 convertible promissory notes. The settlement agreements have been accounted for as debt modifications. (See Note 6). Principal of $1.238,101 and accrued interest of $165,734 are covered by the agreements and subject to the following settlement terms:

●	Certain outstanding warrants are to be cancelled without consideration.
●	The maturity date has been extended to September 25, 2025.
●	Interest rate is capped at 12% per annum.
●	Default penalties accrued up to the settlement date are no longer due and from the effective date forward are amended to 115% from 125%. Default penalties totaling approximately $82,000 and $334,000 have been reversed and recorded as other income in the Company’s statement of operations for the three months and six months ended June 30, 2024, respectively.

●	All payments will be applied first to outstanding principal and will include the note holders’ pro-rata share of $400 - $600 per unit, from futures sales of the Company’s Wellness ProPlus Infinity units.
●	Conversions of outstanding principal are limited to $30,000 per calendar month through December 31, 2024 and may be waived under certain conditions and after such date.

As of June 30, 2024, and separately, the Company is in default of a matured convertible promissory note, issued to a lender on August 8, 2022, with principal and interest due in the amounts of $105,500 and $45,640, respectively. The convertible note included a cross-default and a cross-default provision which required the Company to remit payment of principal, accrued interest, default interest, and legal fees, multiplied by 150%. The amount of approximately $76,000 in default penalties has been accrued and is recorded in the Company’s balance sheet as of June 30, 2024 for this lender. The Company is in negotiations with the lender to reform the note in default.

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

NOTE 5.LONG-TERM DEBT

Government Debt

In June 2020, the Company received a $150,000 economic injury disaster loan (“EIDL”). The loan accrues interest at a rate of 3.75% annually and is collateralized by all personal property and intangible assets of the Company. The loan has a 30-month moratorium on payments, after which monthly principal and interest payments of $731 will be made through the maturity date of June 2050. Interest expense totaled $1,402 and $1,402 for the three months ended June 30, 2024 and 2023, respectively. Interest expense totaled $2,804 and $2,789 for the six months ended June 30, 2024 and 2023, respectively.

NOTE 6.DERIVATIVE LIABILITIES

The Company’s convertible promissory notes contain variable conversion provisions upon default. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion options and shares to be issued were recorded as derivative liabilities on the default dates. In March and April 2024, the Company entered into settlement agreements with two of its lenders for amounts in default under the October 2021, February 2022, March 2022 and September 2022 convertible promissory notes. The settlement agreements resulted in a net increase in derivative liabilities totaling $165,917 which has been recorded as a loss on derivative liabilities in the Company’s statement of operations.

Based on the various convertible promissory notes described in Note 4, the fair value of applicable derivative liabilities on notes and the change in fair value of derivative liabilities are as follows for the six months ended June 30, 2024:

Fair value- December 31, 2023	$532,334
Derivative liabilities in conjunction with settlement of convertible promissory notes	165,917
Conversion of convertible promissory notes	(63,723)
Change in fair value of derivative liabilities	338,935
Fair value- June 30, 2024	$973,463

The fair value of the derivative liabilities – convertible promissory notes is estimated using a Lattice pricing model with the following assumptions:

2023
Market value of common stock	$0.0006-.0050
Expected volatility	99.5-267.2%
Expected term (in years)	0.25-1.5
Risk-free interest rate	4.37-5.21%

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

No bonus was earned by the Company’s CEO for the six months ended June 30, 2024. Of the remaining $39,500 bonus accrued as of December 31, 2023, $36,600 was paid as of June 30, 2024.

Effective July 15, 2023, the Company’s board of directors executed a resolution whereby the CEO’s salary shall be reduced from $365,000 to $265,000 per year, with unpaid sums being accrued on the books of the Company and subject to an option in favor of the CEO to elect to convert the unpaid sums into shares of Company common stock. Accrued salary totaling $89,154 has been recorded as of June 30, 2024 and may be converted at any time into shares of the Company’s common stock at a discount of 25% of the market value on the date of conversion.

In February 2023, the Company entered into a one-year consulting agreement under the Company’s Employee and Consultant Stock Ownership Plan, with an advisor and director in exchange for compensation of 35 million shares of common stock at a basis of $0.01 per share. The value of the compensation totaling $315,000 has been recorded in selling, general and administrative expenses in the Company’s statement of operations. The fair market value of the shares was determined based on the Company’s closing price on the date of issuance. The agreement includes a registration requirement. Compensation totaling $5,000 per month has been recorded for the advisor as board of director fees for the six months ended June 30, 2023.On July 1, 2023, the advisor resigned from the board.

Compensation totaling $5,000 per month has been recorded for an employee as board of director fees for the six -month period ended June 30, 2024.

NOTE 8.STOCKHOLDERS’ DEFICIT

During the six months ended June 30, 2024, holders of convertible promissory notes converted $104,882 of principal into 102,825,722 shares of common stock at $0.00102 per share.

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

No options were granted during the six months ended June 30, 2024.

Warrants

As of March 31, 2024, 160,500,000 outstanding warrants were cancelled without consideration in conjunction with a settlement agreement. See Note 4.

The following table summarizes the information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable at June 30, 2024:

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

In September 2023, the Company entered into an operating lease for its office location. The lease provides for a base rent of $5,280 per month through September 30, 2026. The lease may be renewed for one three-year period. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 12.4% within the calculation. Rent expense totaled $16,236 under the current lease during both the three and six - month periods ended June 30, 2024.

The following outlines the maturities of our operating lease liabilities for the periods ending June 30,

2025	$66,243
2026	$68,231
2027	$17,183
Total lease payments	$151,657
Less imputed interest	$(20,095)

Total	$131,562

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

As of June 30, 2024, the Company is in default of a matured convertible promissory note, issued to a lender on August 8, 2022, with principal and interest due in the amounts of $105,500 and $45,640, respectively. See Note 4.

NOTE 11.SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred through the date of this filing and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements, except as disclosed below.

As of August 13, 2024, holders of convertible promissory notes converted $71,394 of principal into 84,239,346 shares of common stock at $0.0005 - $0.00102 per share.

On August 6, the Company’s board of directors approved a resolution to amend the Company’s Certificate of Incorporation to increase the Company’s authorized common shares from 1,999,000,000 to 5,000,000,000.

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

Results of Operations

Overview and Financial Condition

Going Concern

Since inception, the Company has incurred approximately $24.3 million of accumulated net losses. In addition, during the six months ended June 30, 2024, the Company used $49,434 in operations and had a working capital deficit of $3,441,979. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to obtain funding through additional debt and equity placement offerings until it consistently achieves positive cash flows from operations. If the Company is unable to obtain additional funding, it may not be able to meet all of its obligations as they come due for the next twelve months. The continuing viability of the entity and its ability to continue as a going concern is dependent upon the entity being successful in its continuing efforts in growing its revenue base and/or accessing additional sources of capital, and/or selling assets.

As a result, there is significant uncertainty whether the entity will continue as a going concern and, therefore, whether it will realize its assets and settle its liabilities and commitments in the normal course of business and at the amounts stated in the financial statements.

Accordingly, no adjustments have been made to the financial statements relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might be necessary should the entity not continue as a going concern. At this time, management is of the opinion that no asset is likely to be realized for an amount less than the amount at which it is recorded in the financial statements as at June 30, 2024.

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

The following table sets forth the unaudited results of our operations for the three months ended June 30,

	2024	2023
Net Sales	$237,645	$294,954
Cost of goods sold	64,390	62,519
Gross profit	173,255	232,435
Operating Expenses	425,100	573,838

Loss from operations	(251,845)	(341,403)
Other income (expense)	483,081	(1,118,403)
Net income (loss)	$231,236	$(1,459,806)

Operating Results

April 1,2024 through June 30, 2024 Compared to April 1,2023 through June 30, 2023

Our sales totaled $237,644 for the three months ended June 30, 2024 and $294,954 for the three months ended June 30, 2023, a decrease of $57,309 or 19%. The decrease is primarily related to a decrease in units sold as well as a decrease in average selling price. Unit sales have decreased as the Company winds down the sale of its current product leading up to the introduction of the new Wellness Pro Infinity. In June 2024, the Company initiated its exchange program, allowing current customers to submit deposits for the new Wellness Pro Infinity.

Cost of sales and gross margins for the three months ended June 30, 2024, and for the three months ended June 30, 2023 were $64,390 and 73% and $62,519 and 79%, respectively. Our cost of sales consists of the cost of materials and distribution expenses. Cost of sales and gross margins are affected by product mix as well as the mix in the level of sales between commissioned agents and distributors.

The following table sets forth the operating expenses for the three months ended June 30:

	2024	2023	Change
Marketing	$3,200	20,000	(16,800)
Commissions	14,200	28,000	(13,800)
Payroll related	223,382	255,082	(31,700)
Consulting and professional fees	107,863	117,106	(9,243)
Research and development	—	—	—
Other operating expenses	76,455	153,650	(77,195)
	$425,100	$573,838	$(148,738)

Selling, general and administrative expenses consist primarily of payroll related expenses, commissions, consulting and professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $425,100 for the three months ended June 30, 2024 and $573,838 for the three months ended June 30, 2023, a decrease of $148,738 or about 26%. The change is primarily due to decreases in other operating expenses of $77,195, payroll related expenses of $31,700, marketing costs of $16,800 and commissions of $13,800.

The decrease in other operating expenses consists primarily of approximately $37,000 in reduced travel, $14,000 in rent as a result of the more favorable September 2023 lease, $11,300 in fees related to convertible note payable conversions and $10,900 related to outside services.

The decrease in payroll related expenses is primarily due to a reduced headcount and no CEO bonus in the 2024 period. The decrease in marketing costs relates to pared back efforts as the Company awaits the launch of its new product. The decrease in commissions reflects the reduction in sales including a larger percentage sold to distributors.

Other income (expense) increased by $1,601,484 primarily due to reduction in accrued penalties of $422,624 for convertible notes payable in default, a decrease in interest expense of $226,186 and a decrease in the losses associated with derivative liabilities of $952,674. Accrued penalties were removed in conjunction with the settlement of certain convertible notes payable. The decrease in interest expense is primarily due to $210,000 of additional amortized debt discount in the 2023 period. All debt discount for notes issued prior to Jan 1,2024 has been fully amortized in 2023.

As a result of the foregoing, we recorded net income of $231,236 for the three months ended June 30, 2024, compared to a net loss of $1,459,806 for the three months ended June 30, 2023. The increase in net income is primarily attributed to the increase in other income and the reduced loss from operations.

The following table sets forth the unaudited results of our operations for the six months ended June 30:

	2024	2023
Net Sales	527,889	$673,600
Cost of goods sold:	137,247	150,215
Gross profit	390,642	523,385
Operating Expenses	797,363	2,126,326

Loss from operations	(406,721)	(1,602,941)
Other expense	(198,317)	(312,928)
Net Loss	$(605,038)	$(1,915,869)

January 1,2024 through June 30, 2024 Compared to January 1, 2023 through June 30, 2023

Our sales totaled $527,889 for the six months ended June 30, 2024 and $673,600 for the six months ended June 30, 2023, a decrease of $145,711 or 22%. The decrease is primarily related to a decrease in units sold as well as a reduction in average selling price. Unit sales have decreased as the Company winds down the sale of its current product leading up to the introduction of the new Wellness Pro Infinity. In June 2024, the Company initiated its exchange program, allowing current customers to submit deposits for the new Wellness Pro Infinity.

Cost of sales and gross margins for the six months ended June 30, 2024 and for the six months ended June 30, 2023 were $137,247 and 74% and $150,215 and 78% respectively. Our cost of sales consists of the cost of materials and distribution expenses. Cost of sales and gross margins are affected by product mix as well as the mix in the level of sales between commissioned agents and distributors.

The following table sets forth the operating expenses for the six months ended June 30:

	2024	2023	Change
Marketing	$4,886	$25,875	$(20,989)
Commissions	32,800	83,100	(50,300)
Payroll related	424,938	908,988	(484,050)
Consulting and professional fees	176,747	572,396	(395,649)
Research and development	—	289,934	(289,934)
Other operating expenses	157,992	246,033	(88,041)
	$797,363	$2,126,326	$(1,328,963)

The following table sets forth the stock- based compensation expense included in the above operating expenses for six months ended June 30:

	2024	2023	Change
Payroll related	—	400,000	(400,000)
Consulting and professional fees	—	315,000	(315,000)
	$—	$715,000	$(715,000)

Selling, general and administrative expenses consist primarily of payroll related expenses, commissions, consulting and professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $797,363 for the six months ended June 30, 2024 and $2,126,326 for the six months ended June 30, 2023, a decrease of $1,328,963 or about 63%.

The change is primarily due to a $484,050 decrease in payroll related costs of, which $400,000 is stock-based compensation, a $395,649 decrease in consulting and professional fees, of which $315,000 is stock-based compensation, decreased research and development costs of $289,934, decreased commissions of $50,300 and decreased other operating costs of $88,041.

Stock-based compensation expense for the six months ended June 30, 2023, includes $315,000 related to a consulting agreement with an advisor and director and $400,000 related to the issuance of a share of Series B Preferred stock to the Company’s CEO.

The non -stock based compensation decrease in payroll related costs consists primarily of reduced employee headcount and no CEO bonus earned in the 2024 period.

The non-stock based compensation decrease in consulting and professional fees includes, $30,000 related to the resignation of one of the Company’s directors as of July 1, 2023, as well as reduced legal, accounting and other public company related expenses.

The decrease in research and development costs relates to payments made under its product development agreement as new milestones were met in the 2023 period and not in the 2024 period. The decrease in other operating expenses consists primarily of $48,000 in reduced travel, $18,000 related to outside services, $8,000 in fees related to convertible note payable conversions and $12,000 related to property taxes and depreciation following the 2023 sale of the building. The decrease in commissions reflects the reduction in sales including a larger percentage sold to distributors.

Other expense decreased by $114,611 primarily due to a change in accrued penalties of $673,430 for convertible notes payable in default, a decrease in interest expense of $555,067 and a decrease in the losses associated with derivative liabilities of about $80,000, partially offset by the $1,193,676 gain from the 2023 sale of the building. Accrued penalties were removed in conjunction with the settlement of certain convertible notes payable. The decrease in interest expense is primarily due to $370,000 of additional amortized debt discount and $160,000 related to the valuation of certain trigger warrants for matured convertible notes payable in the 2023 period. All debt discount for notes issued prior to Jan 1,2024 has been fully amortized in 2023.

As a result of the foregoing, we recorded a net loss of $605,038 for the six months ended June 30, 2024, compared to a net loss of $1,915,869 for the six months ended June 30, 2023. The decrease in net loss is primarily attributed to a decreased loss from operations.

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

Liquidity and Capital Resources

During the six months ended June 30, 2024 our cash and cash equivalents increased by $29,227 reflecting cash used in operations of $49,434 and provided by financing activities of $78,661. At June 30, 2024, the Company had a working capital deficit of $3,441,979 and cash on hand of $116,931. During the six months ended June 30, 2023 our cash and cash equivalents increased by $47,831 reflecting cash used in operations of $1,088,666 and cash used in financing activities of $608,386, offset by cash provided from the sale of the Company’s building of $1,894,588. At June 30, 2023, the Company had a working capital deficit of $2,271,730 and cash on hand of $416,256.

Operating Activities

Cash flows used in operating activities totaled $49,434 for the six months ended June 30, 2024 as compared to cash flows used of $1,088,666 or the six months ended June 30, 2023. The change in cash flows used in operating activities is primarily the result of a a decrease in the loss from operations, excluding stock-based compensation expense, an increase in customer deposits and a decrease in accrued liabilities.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2023 totaled $1,744,883 related to $1,894,588 of gross proceeds from the sale of the Company’s building before payment of the outstanding long-term bank debt secured by the building. Investing activities for the six months ended June 30, 2023 also included capital expenditures totaling $149,705 for production tooling. There were no investing activities in the 2024 period.

Financing Activities

Cash flows provided by financing activities totaled $78,661 for the six months ended June 30, 2024 as compared to cash flows used in financing activities of $608,386 for the six months ended June 30, 2023. The cash flows provided in the 2024 period relate to the net proceeds from a convertible debt financing. The cash flows used in the 2023 period are primarily the result of the $522,401 repayment of the long- term bank debt related to the building as part of the March 2023 sale and convertible notes payable payments totaling $85,985.

In March and April 2024, the Company entered into settlement agreements with two of its lenders for amounts in default under the October 2021, February 2022, March 2022 and September 2022 convertible promissory notes. The settlement agreements have been accounted for as debt modifications. (See Note 6). Principal of $1.238,101 and accrued interest of $165,734 are covered by the agreements and subject to the following settlement terms:

●	Certain outstanding warrants are to be cancelled without consideration.
●	The maturity date has been extended to September 25, 2025.
●	Interest rate is capped at 12% per annum.
●	Default penalties accrued up to the settlement date are no longer due and from the effective date forward are amended to 115% from 125%. Default penalties totaling approximately $82,000 and $334,000 have been reversed and recorded as other income in the Company’s statement of operations for the three months and six months ended June 30, 2024, respectively.

●	All payments will be applied first to outstanding principal and will include the note holders’ pro-rata share of $400 - $600 per unit, from futures sales of the Company’s Wellness ProPlus Infinity units.
●	Conversions of outstanding principal are limited to $30,000 per calendar month through December 31, 2024, and may be waived under certain conditions and after such date.

As of June 30, 2024, and separately, the Company is in default of a matured convertible promissory note, issued to a lender on August 8, 2022, with principal and interest due in the amounts of $105,500 and $45,640, respectively. The convertible note included a cross-default and a cross-default provision which required the Company to remit payment of principal, accrued interest, default interest, and legal fees, multiplied by 150%. The amount of approximately $76,000 in default penalties has been accrued and is recorded in the Company’s balance sheet as of June 30, 2024, for this lender. The Company is in negotiations with the lender to reform the note in default.

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

As of the period ended June 30, 2024 our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures, to determine the existence of any material weaknesses or significant deficiencies. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Based on this evaluation, the Company’s management concluded its internal controls over financial reporting were not effective as of June 30, 2024. The ineffectiveness of the Company’s internal control over financial reporting was due to the following identified material weaknesses and significant deficiencies:

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

Changes in Internal Control over Financial Reporting.

Our management will continue to monitor and evaluate the designation, implementation and effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary. There were no changes in such controls during the six months ended June 30, 2024.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are presently no material pending legal proceedings filed to which the Company, any executive officer, or any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject.

There are unasserted claims between the Company and one of the Company’s lenders that could possibly exceed $5,000. As of the date of this filing, the lender notified the Company that, because of the respective defaults or cross defaults of matured notes resulting from the sale of its real property, the default amounts under the note, including the payment of principal, accrued interest, default interest, and legal fees, multiplied by 150% is being sought. During the six months ended June 30, 2024, the note holder has applied default conversion rates to outstanding principal, interest, and default amounts under the notes. The Company has accrued all default interest under the note. The Company is in negotiations with the lender to reform the note in default. With respect to the unasserted claims by and between the Company and the noteholder, the ongoing negotiations of the parties are informal, private, confidential, and, as of the date of this filing, are incomplete and unresolved. Thus, it is difficult as of the date of this filing to establish whether or not any legal actions arising from these unasserted claims are “probable,” “reasonably possible,” or “remote,” or what remedies may be sought in any action, and whether or not those remedies are material under FAS 5. No note holder has communicated to the Company that legal action exists or is imminent. No court has jurisdiction over the matters because, as of the date of this filing, no lender has filed an action in any court of competent jurisdiction or any arbitration proceeding.

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

On July 1, 2024, Mast Hill Fund, LP converted $28,894.13 of principal into 28,327,582 common shares from a convertible note dated September 28, 2022. The issuance to Mast Hill relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder concerning the issuance of the restricted stock. Mast Hill was an “accredited investor” and/or “sophisticated investor” under Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties, and information regarding its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Mast Hill. There was no general solicitation regarding the offer or sale of the restricted securities. Mast Hill acquired the restricted common stock for its account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

On August 2, 2024, Mast Hill Fund, LP converted $30,000.00 of principal into 29,411,764 common shares from a convertible note dated September 28, 2022. The issuance to Mast Hill relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder concerning the issuance of the restricted stock. Mast Hill was an “accredited investor” and/or “sophisticated investor” under Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties, and information regarding its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Mast Hill. There was no general solicitation regarding the offer or sale of the restricted securities. Mast Hill acquired the restricted common stock for its account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

On August 9, 2024, Jefferson Street Capital, LLC, converted $12,500.00 of principal and $750 in fees into 26,500,000 common shares from a convertible note dated August 8, 2022. The issuance to Jefferson Street relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder concerning the issuance of the restricted stock. Mast Hill was an “accredited investor” and/or “sophisticated investor” under Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties, and information regarding its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Jefferson Street. There was no general solicitation regarding the offer or sale of the restricted securities. Jefferson Street acquired the restricted common stock for its account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.	Description of Exhibit	Location

3(i)	Certificate of Incorporation.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on August 23, 2017, converting from a limited liability company to a C corporation.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on November 1, 2019, designating Series A Preferred Shares.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on July 9, 2020, increasing authorized common stock to 50 million shares.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on December 3, 2020, increasing authorized common stock to 125 million shares.	Incorporated by reference from the Company’s Form 8-K filed December 3, 2020.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on October 14, 2021, increasing authorized common shares to 251 million shares.	Incorporated by reference from the Company’s 8-K filed October 14, 2021.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 21, 2022, increasing authorized common shares to 1 billion and one shares.	Incorporated by reference from the Company’s 8-K filed September 19, 2022.

3(i)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 31, 2023, increasing authorized common shares to 2 billion and one shares.	Incorporated by reference from the Company’s 8-K filed January 26, 2023.

3(ii)	Corporate Bylaws.	Incorporated by reference from the Company’s Form S-1/A-4 filed on July 20, 2020.

4(vi)	Description of Securities	Incorporated by reference from the Company’s Form 8a-12g filed August 5, 2020.

10.1	October 14, 2021, Securities Purchase Agreement, Convertible Promissory Note, Common Stock Purchase Warrant, Mast Hill Fund, LP.	Incorporated by reference from the Company’s Form 8-K filed October 21, 2021.

10.2	November 10, 2021, Common Stock Purchase Agreement, White Lion Capital, LLC	Incorporated by reference from the Company’s Form 10-Q filed November 15, 2021.

10.3	November 10, 2021, Registration Rights Agreement, White Lion Capital, LLC	Incorporated by reference from the Company’s Form 10-Q filed November 15, 2021.

10.4	February 11, 2022, Promissory Note, Mast Hill Fund, LP.	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023

10.5	February 11, 2022, Warrant Agreement, Mast Hill Fund, LP	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023

10.6	February 11, 2022, Securities Purchase Agreement, Mast Hill Fund, LP	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023.

10.7	February 11, 2022, Second Warrant, Mast Hill Fund, LP	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023

10.8	February 11, 2022, Third Warrant, Mast Hill Fund, LP	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023.

10.9	March 3, 2022, Stock Purchase Agreement, Blue Lake Partners, LLP	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023

10.10	March 3, 2022, Promissory Note, Blue Lake Partners, LLP	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023

10.11	March 3, 2022, Warrant Agreement, Blue Lake Partners, LLP	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023

10.12	March 3, 2022, Second Warrant, Blue Lake Partners, LLP	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023

10.13	June 21, 2022, Settlement Agreement, JR-HD Enterprises III, LLC	Incorporated by reference from the Company’s Form 10-K filed March 31, 2023

10.14	March 25, 2024 Mutual Settlement and Release Agreement, Mast Hill Fund LP	Incorporated by reference from the Company’s Form 10-K filed May 1, 2024

10.15	April 3, 2024 Mutual Settlement and Release Agreement, Blue Lake Partners, LLC	Incorporated by reference from the Company’s Form 10-K filed May 1, 2024

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [included in Exhibit 32.1].	Filed herewith.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL as contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2024

ELECTROMEDICAL TECHNOLOGIES INC.

By:	/s/ Matthew Wolfson
Matthew Wolfson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew Wolfson
Matthew Wolfson
Chief Financial Officer
(Principal Financial and Accounting Officer)