Form 10-K/A
period 2023-12-31
Electromedical Technologies, Inc
filed 2024-10-16
CIK 1715819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common equity held by non-affiliates of the Registrant as of December 31, 2023 was approximately $1,328,492.

As at both December 31, 2023, and April 15, 2024, 2023, 463,286,208 and 486,482,757 shares of common stock, par value $0.00001, were issued and outstanding.

Documents incorporated by reference:

None.

Auditor Name	Auditor Location	Auditor Firm ID

Dbbmckennon	San Diego, CA	3501

EXPLANATORY NOTE

Electromedical Technologies, Inc. is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2024 (the “Original Filing”), solely to correct a errorS in Exhibits 31.1 and 31.2. The certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were initially filed as Exhibits 31.1 and 31.2, did not include the introductory language in paragraph 4 referring to internal control over financial reporting, as well as paragraph 4(b), as required by Item 601(b)(31) of Regulation S-K.

This Amendment is being filed solely to provide revised certifications that include the required language. The revised certifications are filed as Exhibits 31.1 and 31.2 to this Amendment. Except for the changes in Exhibits 31.1 and 31.2 described above, no other changes have been made to the Original Filing. This Amendment does not reflect events occurring after the Original Filing and does not modify or update the disclosures therein in any way.

Exhibit No.	Description of Exhibit	Location

31.1/A	Amended Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).	Filed herewith.

31.2/A	Amended Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 15, 2024

	By:	/s/Matthew Wolfson

Matthew Wolfson
Chief Executive Officer, Chief
Financial Officer

2